Form 10-K
period 2001-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2002-03-25
CIK 1118384

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

                             Commission file number

                 ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
             (Exact name of registrant as specified in its charter)

                ILLINOIS                                                  36-4368292
        (State of organization)                              (I.R.S. Employer Identification No.)
      BEELAND MANAGEMENT COMPANY, L.L.C.
             GENERAL PARTNER

       1000 HART ROAD, SUITE 210
       BARRINGTON, ILLINOIS 60010                                       (847) 304-0450
(Address of principal executive offices)             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of December 31, 2001, was approximately $4 million based on the last sale price reported for such date. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

--------------------------------------------------------------------------------

PART I

ITEM 1.  BUSINESS.

         Rogers International Raw Materials Fund, L.P. (the "Fund") is an Illinois Limited Partnership established in May 2000 under the laws of the State of Illinois relating to limited partnerships. The Fund invests and trades in a portfolio of commodity futures and forward contracts. Futures contracts are contracts made on a commodity exchange that provide generally for the future delivery of various commodities at a specified date, time and place. When traded on an exchange, forward contracts are the equivalent of a futures contract. When not traded on an exchange, forward contracts are contracts for the purchase or sale of a commodity (such as currencies) for delivery at a future date, which contain terms and conditions specifically negotiated by the parties. Although Beeland Management, L.L.C. ("Beeland Management"), the general partner of the Fund, does not initially intend to do so, the Fund may also purchase forward contracts in the off exchange or "OTC" marketplace under certain circumstances if, in the sole discretion of Beeland Management, there is sufficient liquidity and depth in the relevant off exchange markets. The Fund invests and trades exclusively on the "long side" of the market. This means that the Fund only buys positions in commodities and does not engage in any short-selling. The Fund closes out all positions by making an offsetting sale and does not take delivery of the actual commodities. Funds for its business are obtained only by the sale of units and from the retention of any profits generated from the Fund's trading.

         The Fund's trading is designed to replicate the positions which comprise the Rogers International Commodity Index. The Index consists of a compendium, commonly known as a basket, of raw materials employed within the world economy and traded in seasoned markets as futures and forward contracts. There are no "short" positions within the Index.

         The Index was developed by James Beeland Rogers, Jr., the majority owner-member of Beeland Management, to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. It is designed to address the needs of expanding world trade. As the owner of the Index, Beeland Management controls the components of the Index which the fund is designed to track. The weightings of the Index were selected by Beeland Management based on its perception of the relative importance of those raw materials.

         The Fund's principal objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The performance of the Fund is not correlated with the traditional securities markets. In other words, the performance of the Fund is largely independent from how the traditional equity and debt markets perform. Accordingly, the Fund's returns will not necessarily increase when that of stocks or bonds increase and will not necessarily decrease when that of stocks or bonds decrease. However, the fact that the Fund's performance is non-correlated with traditional securities markets does not mean that the Fund's performance has a negative correlation with such markets. In other words, the Fund will not necessarily perform better when traditional markets decline, or perform worse when the traditional markets are rising. Rather, the Fund's results may parallel either stocks or bonds, or both, during significant periods of time.


         The Fund commenced trading during November 2001. The Partnership will terminate December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement.


ITEM 2.  PROPERTIES.

         The Partnership owns no properties.

ITEM 3.  LEGAL PROCEEDINGS.

         See Notes to Financial Statements for information regarding legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of partners during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS.

         There is no established market for the partnership units. The units are offered on a best efforts basis by both representatives of Beeland Management and certain broker-dealers. An offering on a best efforts basis is one in which the securities dealers participating in the offering are under no obligation to purchase any of the securities being offered and, therefore, no specified number of securities are guaranteed to be sold and no specified amount of money is guaranteed to be raised. Derivatives Portfolio Management, L.L.C., Two Worlds Fair Drive, P.O. Box 6741, Somerset, New Jersey, serves as the Fund's subscription agent, as well as the Fund's redemption agent.

         The Fund's initial public offering was held during Fiscal Year 2001. The units were initially offered for sale at a fixed price of $100 per unit. An initial closing on the subscription proceeds was held after a minimum of 50,000 units was received. The purchase price for units is now the net asset value per unit as of the close of trading on the trading day preceding the effective date of the purchase. The net asset value per unit is determined by dividing the Fund's net assets (total assets, including the value of its portfolio of futures positions, minus total liabilities of the Fund) by the aggregate number of units outstanding as of the time of calculation. This net asset value may be more than or less than $100 per unit. Investors may obtain information concerning the net asset value per unit from Derivatives Portfolio Management. Its telephone number is (732) 563-0030. In addition, each limited partner will be given a password for access to a web site for the Fund that will report net asset value on a weekly basis.


         There were approximately 100 Limited Partners at December 31, 2001. The following table shows for the periods indicated the high and low sales prices for our units.

                                                 High             Low
                                                 ----             ---
             September 2001                     $100.00         $100.00
             October 2001                       $100.00         $100.00
             November 2001                      $100.00         $ 96.49
             December 2001                      $ 96.49         $ 92.29

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                 2001
                                                             -------------
         Net revenues (losses)                                $   (3,664)
         Total expenses                                          391,956
                                                             -------------
         Net loss                                             $ (395,620)
                                                             =============

         Net loss per unit                                    $    (7.45)

         Total units outstanding                                  53,124


         Total assets                                         $5,090,518

         Total obligations                                    $  187,815

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         RESULTS OF OPERATIONS

         NET REVENUES (LOSSES)

                                                                2001
                                                            -------------
        Realized net trading gains (losses)                   $ (42,935)

        Unrealized trading gains                                 12,180

        Interest income                                          27,091
                                                            -------------
        Total net revenues (losses)                              (3,664)
                                                            =============

         The realized net trading losses are the result of one month of trading in December 2001. The unrealized trading gains include unrealized losses on securities of $17,075. The interest income includes accrued interest income on securities of $24,000.

         OPERATING EXPENSES

                                                                2001
                                                            -------------
         Brokerage commissions                                $   7,518

         Management fees                                         16,417

         Administrative fees                                     24,889

         Organizational cost amortization                       343,132
                                                            -------------
         Total operating expenses                             $ 391,956
                                                            =============

         The Fund pays substantial fees and expenses which include:

         Management fees of 0.1875% per month (2.25% per year) of the average monthly sum of all capital accounts contributed by limited partners, computed as of the close of each month. The management fee is payable monthly to Beeland Management, as the Fund's general partner.

         Subscription fee of up to 5% of the gross offering proceeds payable to Beeland Management. A portion of the subscription fee may be reallowed by Beeland Management to soliciting dealers as selling commissions for each unit they sell. Subject to certain conditions and exceptions, investors purchasing specified minimum numbers of units will be entitled to a reduction of the 5% subscription fee. These fees are reflected as a subtraction from the Limited Partner contributions.

         Advisory fee to Hart Capital Management, an affiliate of Beeland Management. The fee is in the amount of 50 basis points per year of the average month end market value of the net assets of the Fund invested and being managed by Hart Capital Management.

         Brokerage commissions and transactions fees estimated at 1% of net assets per year, payable to futures commission merchants utilized by the Fund. Futures commission merchants execute trades of futures contracts for the Fund. The above fees include delivery, insurance, storage and other charges incidental to trading and exchange fees. Affiliates of members of Beeland Management may be engaged to provide trading execution services for the Fund.

         Clearinghouse and other similar fees, and National Futures Association
         (NFA) fees estimated at between 10 to 15 basis points annually. One basis point is 1/100 of one percent.

         General Partner Allocation if the amount of management fees paid to the Fund's general partner during a year does not equal or exceed one percent (1%) of the amount of the Fund's net profits for that year. The general partner will receive an allocation of profits in an amount equal to the difference between one percent of the net profits and the amount of the management fees paid. For this purpose, net profits equals the Fund's total profits minus losses and any expenses charged to the Fund, if any, without taking into account the management fees allocated and paid to the Fund's general partner for that year.

         Organizational Costs for the Fund equaled $364,698. These costs are being amortized over the three-month period beginning November 2001. These costs include legal fees, accounting fees and printing costs

         LIQUIDITY AND CAPITAL RESOURCES

                                                                2001
                                                            -------------
          Cash and cash equivalents                          $   872,197

              Percentage of total assets                          16.64%

          Cash used in operating activities                  $(4,391,126)

          Cash provided by financing activities              $ 5,263,323
                                                            -------------
          Net increase in cash and cash equivalents          $   872,197
                                                            =============

         Cash flows used in operating activities were used primarily to purchase Federal Bonds with a face value of $4,000,000. The remaining cash was used for operating expenses, net of any payables and receivables.

         Cash flows provided by financing activities were from the sale of Partnership units, net of any subscription fees paid and any subscriptions receivable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         RISKS RELATING TO COMMODITY TRADING AND MARKETS

         YOU MAY LOSE ALL OF YOUR INVESTMENT IF FUTURES PRICES, WHICH ARE HIGHLY UNPREDICTABLE AND VOLATILE, DO NOT INCREASE. Participation in a volatile market could produce substantial losses for the Fund. This could result in the possible loss of your entire investment in the Fund. Price movements of futures contracts are highly volatile and are influenced by many factors. Some of those factors are changing supply and demand relationships; weather and other environmental conditions; acts of God; agricultural, fiscal, monetary and exchange control programs and policies of governments; national and international political and economic events and policies; changes in rates of inflation; and the general emotions and psychology of the marketplace, which at times can be irrational and totally unrelated to other more tangible factors. Beeland Management can control none of these factors. Even if current and correct information as to substantially all factors is known or thought to be known, prices still will not always react as predicted. The profitability of the Fund will depend on whether the futures and forward contracts which Beeland Management purchases for the Fund's portfolio to replicate the Index increase in price. If these prices increase, the Fund will be profitable if such trading profits exceed the fees and expenses of the Fund. If these prices do not increase, the Fund will not be profitable and will incur losses. The volatility of the futures markets is one reason that an investment in units should be viewed as a long-term investment.

         THE ROGERS INTERNATIONAL COMMODITY INDEX IS LIKELY TO BE VOLATILE AND COULD SUFFER FROM PERIODS OF PROLONGED DECLINE IN VALUE. The Rogers International Commodity Index, upon which the Fund's trading will be based, is likely to be volatile and could suffer from periods of prolonged decline in value. The Index is comprised of 35 different commodities. At any time, the price of any component commodity of the Index may be affected by various factors, such as the weather or world political or economic events. The Fund's success depends on the increasing price of the raw materials represented by the Index. Investors will receive a positive return on investment only if the price of raw materials increases at a rate that exceeds the cost of inflation and the management, subscription and other fees involved. Given the highly unpredictable and volatile nature of futures prices, the price movements of the raw materials comprising Index should be viewed over a longer period of time. Beeland Management believes that investors should view their investments as at least a two-year commitment.

         BECAUSE THE ROGERS INTERNATIONAL COMMODITY INDEX IS HIGHLY CONCENTRATED IN ENERGY ORIENTED RAW MATERIALS, PROLONGED DECLINE IN VALUE IN THOSE COMMODITIES WOULD HAVE A NEGATIVE IMPACT ON THE FUND'S PERFORMANCE. Approximately 44% of the component commodities on the Rogers International Commodity Index are energy oriented, including 35% in crude oil. Accordingly, a decline in value in such raw materials would adversely affect the performance of the Fund. Technological advances or the discovery of new oil reserves could lead to increases in worldwide production of oil and corresponding decreases in the price of crude oil. In addition, further development and commercial exploitation of alternative energy sources, including solar, wind or geothermal energy, could lessen the demand for crude oil products and result in lower prices. Absent amendment of the Index to lessen or eliminate the concentration of existing energy contracts in the Index or to broaden the Index to account for such developments, the price of the Index and the value of the Fund could decline.

         INVESTING IN UNITS MIGHT NOT PROVIDE THE DESIRED DIVERSIFICATION OF YOUR OVERALL PORTFOLIO. A principal objective of the Fund is to add diversification to a traditional portfolio of securities. Price performance on the basket of raw material contracts in the Fund and the Index are non-correlated to the performance of traditional securities markets. Ordinarily and for most investors, an investment in the Fund should be made only if an investor's overall portfolio is diversified into other markets and an investment in the Fund represents only a small percentage of the investor's overall investment portfolio. The performance of the Fund is not correlated with the traditional securities markets. In other words, the performance of the Fund is largely independent from how the traditional equity and debt markets perform. Accordingly, the Fund's returns will not necessarily increase when that of stocks or bonds increase and will not necessarily decrease when that of stocks or bonds decrease. However, the fact that the Fund's performance is non-correlated with traditional securities markets does not mean that the Fund's performance has a negative correlation with such markets. In other words, the Fund will not necessarily perform better when traditional markets decline, or perform worse when the traditional markets are rising. Rather, the Fund's results may parallel either stocks or bonds, or both, during significant periods of time. An investment in the Fund could increase rather than reduce overall portfolio losses during periods when the Fund, as well as stocks and bonds, decline in value.

         ILLIQUID MARKETS COULD MAKE IT IMPOSSIBLE TO REALIZE PROFITS OR LIMIT LOSSES. All futures markets will sometimes be illiquid. In illiquid markets, the Fund may not be able to execute a buy or sell order at the desired price, or to close out an open position in a timely manner. This would make it impossible for the Fund to realize profits or limit losses. Market illiquidity can arise from the various regulations that are applicable to futures trading, such as the "daily price fluctuation limits" or "daily limits" regulations. The daily limits are the maximum amount the price of a futures contract may vary either up or down from the previous day's settlement price. No trades may be made at a price beyond the daily limits. Market illiquidity also occurs in a "thin" market where the volume of buy and sell orders in a market is relatively small. Market illiquidity can also occur because many trading approaches use similar analyses. This can lead to the bunching of buy and sell orders, which makes it more difficult for a position to be acquired or liquidated. It is also possible that an exchange or the Commodity Futures Trading Commission (CFTC) may suspend trading in a particular contract, order immediate liquidation and settlement of a particular contract, or order that trading in a particular contract be conducted for liquidation only. The Fund may even be required in extreme circumstances to make or take delivery of the interest underlying a particular position if the position cannot be offset or liquidated prior to its expiration date.

         THE FUND COULD HAVE ITS TRADING DISRUPTED DUE TO THE FAILURE OF EXCHANGES OR CLEARINGHOUSES OR COULD LOSE ASSETS DEPOSITED WITH FUTURES COMMISSION MERCHANTS OR BROKERS. Futures contracts are traded on a commodity exchange. The Fund could have its trading disrupted if the exchanges on which the Fund trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets or other factors. Assets of the Fund are deposited with futures commission merchants who execute futures contracts, as well as with broker-dealers who execute government contracts and brokers or dealers who execute forward contracts. The Fund could lose these assets if, for example, any of the above parties were to become insolvent or bankrupt. In such event, the Fund would likely be able to recover only part of the assets held by its futures commission merchant or broker-dealer. None of these factors or occurrences can be controlled by the Fund or its general partner.

         THE FUND WILL TRADE ON FOREIGN EXCHANGES THAT ARE LESS REGULATED THAN U.S. MARKETS AND ARE SUBJECT TO RISKS THAT DO NOT ALWAYS APPLY TO U.S. MARKETS. The Fund will trade on exchanges located outside the United States. The Fund currently anticipates that approximately 7% of its assets will be traded on foreign exchanges. The regulations of the CFTC do not apply to trading on foreign exchanges, and trading on foreign exchanges may involve different and greater risks than trading on United States exchanges. Certain foreign markets may be more susceptible to disruption than United States exchanges due to the lack of a government-regulated clearinghouse system. Trading on foreign exchanges also involves certain other risks that are not applicable to trading on United States exchanges. Those risks include: varying exchange rates; exchange controls; expropriation; burdensome or confiscatory taxation; and moratoriums, and political or diplomatic events. It will also likely be more costly and difficult for the Fund to enforce the laws or regulations of a foreign country or exchange, and it is possible that the foreign country or exchange may not have laws or regulations that adequately protect the rights and interests of the Fund.

         THE TRADING METHODOLOGY UTILIZED BY THE FUND MAY NOT BE SUCCESSFUL UNDER ALL OR ANY MARKET CONDITIONS. Beeland Management utilizes a series of rules which, in turn, generally generate trading instructions designed to produce a portfolio of trades in commodities which should track the Index. Pursuant to these rules, futures contracts are rolled from near delivery months to later months. However, because trading in such later months may be more volatile, due to less liquidity, the rules and Beeland Management's program choose delivery months where there is greater depth and liquidity. In addition, at any moment in time, some commodities in the Fund will be over-represented while others will be under-represented when compared to the index. Accordingly, as the total value of the Fund increases and decreases (typically because of new subscriptions or withdrawals), trades will be effected in order to better correlate the composition of the Fund with the composition of the Index. Beeland Management enters trades consistent with those instructions. No assurance can be given that the rules and trading methodology utilized by Beeland Management will prove successful under all or any market conditions.

         EXCHANGE TRADING LIMITS MAY REQUIRE THE FUND TO LIQUIDATE POSITIONS AT UNDESIRABLE TIMES, RESULTING IN REDUCED PROFITABILITY. Most exchanges limit the amount of fluctuation in commodity futures contract prices on a single trading day. Trading instructions may have to be modified and positions held by the Fund may have to be liquidated, in order to avoid exceeding these trading limits. Such modification or liquidation could adversely affect the operations and profitability of the Fund.

         RISKS RELATING TO TAX AND OTHER REGULATORY RISKS

         REGULATIONS GOVERNING THE FUTURES MARKET MAY CHANGE AND COULD ADVERSELY AFFECT THE FUND'S OPERATIONS. Federal agencies including the CFTC, the SEC and the Board of Governors of the Federal Reserve System regulate certain activities of the Fund and the Fund's general partner. The CFTC is the governmental agency having responsibility for regulation of U.S. commodity exchanges and commodity futures trading. Its function is to implement the objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The regulation of the United States and foreign futures markets has undergone substantial change over the years, and further changes should be expected. It is impossible to predict, however, what changes may occur, or the effect of any such changes on the Fund. The effects could be substantial. The Fund is not aware of any pending or threatened regulatory developments that might materially affect the Fund. However, regulatory initiatives could develop suddenly and without notice.

         SINCE THE FUND IS NOT A REGULATED INVESTMENT COMPANY YOU WILL NOT HAVE THE PROTECTIONS PROVIDED BY STATUTES REGULATING THOSE COMPANIES. The Fund is not a registered securities investment company or "mutual fund" subject to the Investment Company Act of 1940. Therefore, you do not have the protections provided by that statute.

         A CHANGE IN TAX LAWS COULD ADVERSELY AFFECT THE TAX TREATMENT OF AN INVESTMENT IN THE FUND. It is possible that the current federal income tax treatment accorded an investment in the units will be modified by subsequent legislative, administrative or judicial action, possibly with retroactive effect. Any such changes could significantly alter the tax consequences and decrease the after-tax rate of return on an investment in the units.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
         Independent Auditor's Report                                                      9

         Statement of Financial Condition at December 31, 2001 and 2000                    10

         Statement of Operations for the years ended December 31, 2001 and 2000            11

         Statement of Partner's Equity for the years ended December 31, 2001 and 2000      12

         Notes to Financial Statements                                                     13

         Affirmation of Management                                                         14

                          INDEPENDENT AUDITOR'S REPORT


         To the Partners of Rogers International Raw Materials Fund, L.P.:
         (A Limited Partnership)

         We have audited the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. as of December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2001 and 2000 in conformity with generally accepted accounting principles.



         Vorisek & Company, LLC                   /s/ Vorisek & Company LLC
         Certified Public Accountants
         McHenry, IL
         February 28, 2002

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                        STATEMENT OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000




                                                                       12/31/2001       12/31/2000
                                                                       ----------       ----------
                                     ASSETS
         Cash at Bank                                                  $   144,853        $  5,000
         Cash at Broker                                                    727,344              --
         Investment in securities                                        4,100,000              --
         Unrealized net trading gain                                        29,255              --
         Interest Receivable - Securities                                   32,500              --
         Subscriptions Receivable                                           35,000              --
         Organizational Costs (net of accumulated amortization)             21,566              --
                                                                       -----------       ---------
            Total Assets                                               $ 5,090,518       $   5,000
                                                                       ===========       =========

                                   LIABILITIES

         Commissions payable                                           $     6,141              --
         Accrued management fees                                            19,187              --
         Administrative fees payable                                       162,487              --
                                                                       -----------       ---------
           Total Liabilities                                               187,815              --

                                 PARTNERSHIP EQUITY

         Limited Partners                                                4,902,703              --
         General Partner                                                        --       $   5,000
                                                                       -----------       ---------
            Total Equity                                                 4,902,703           5,000


         Total Liabilities and Partnership Equity                      $ 5,090,518       $   5,000
                                                                       ===========       =========






                 See accompanying notes to financial statements.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                   REVENUE                              2001            2000
                                                                        ----            ----
         Realized net trading gain (loss)                           $ (42,290)           --
         Change in unrealized net trading gain                         29,255            --
         Change in unrealized gain (loss)
          on securities                                               (17,075)           --
         Foreign exchange gain (loss)                                    (645)           --
         Interest income securities                                    24,000            --
         Interest income                                                3,091            --
                                                                   ------------   ------------

           Total Revenue                                               (3,664)           --
                                                                   ------------   ------------

                                    EXPENSE

         Commissions                                                    7,518            --
         Management fees                                               16,417            --
         Administrative fees                                           24,889            --
         Amortization expense                                         343,132            --
                                                                   ------------   ------------

            Total Expense                                             391,956            --
                                                                   ------------   ------------
         Net Loss                                                   $(395,620)           --
                                                                   ============   ============


                 See accompanying notes to financial statements.

                 ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNER'S EQUITY
                 For the years ended December 31, 2001 and 2000

                                                                Limited                 General
                                                                Partners                Partner              Total
                                                                --------                -------              -----
         Beginning Equity                                          --                     --                  --

         Additions                                                 --                   $  5,000         $     5,000

         Net Income                                                --                     --                  --

         Withdrawals                                               --                     --                  --
                                                          ------------------------------------------------------------

         12/31/2000 Equity                                         --                   $  5,000         $     5,000

         Additions                                           $ 5,298,323                  --               5,298,323

         Net loss                                               (395,620)                 --                (395,620)

         Withdrawals                                               --                     (5,000)             (5,000)
                                                          ------------------------------------------------------------

         12/31/2001 Equity                                   $ 4,902,703                  --             $ 4,902,703
                                                          ============================================================

                              12/31/2000                        Limited                 General
                            Per unit data                       Partners                Partner              Total
                            -------------                       --------                -------              -----
         Net asset value
                                                                   --                   $    100
                                                          =========================================

         Units outstanding                                         --                         50                  50
                                                          ============================================================


                              12/31/2001
                            Per unit data
                            -------------

         Net asset value                                     $     92.29                  --
                                                          =========================================

         Units outstanding                                        53,124                  --                  53,124
                                                          ============================================================





                 See accompanying notes to financial statements.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

         Note 1. Significant Accounting Policies:

                  NATURE OF BUSINESS AND ORGANIZATION: Rogers International Raw Materials Fund, L.P. (the "Partnership") is an Illinois Limited Partnership established in May 2000 under the laws of the State of Illinois relating to limited partnerships. The Partnership trades a portfolio of commodity futures contracts and forward contracts, exclusively on the long side of the market; that is the Partnership will not sell short any commodity futures contracts or forward contracts. The Partnership commenced trading during November 2001. The Partnership will terminate December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement.

                  NET ASSETS: The valuation of net assets includes unliquidated commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts if any, has been calculated based on closing prices on the last business day of the year. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of the year. Net asset value is determined by subtracting liabilities from assets, which also equals Partnership equity.

                  PROFIT AND LOSS ALLOCATION: Limited Partners share in the profits and losses in the Partnership in the proportion in which each partner's capital account bears to all partner's capital accounts.

                  INCOME TAXES: No provision for income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income or loss. The Partnership prepares a calendar year information tax return. However, the Fund is subject to a 1.5% Illinois State replacement tax on its net earnings.

                  REVENUE RECOGNITION: Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statement of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures and options contracts is based upon the most recent available settlement price on the appropriate commodity exchanges. Securities are reported at cost plus accrued interest, net of unrealized gains or (losses), which approximates market. Changes in unrealized gains or (losses) represent the total increases (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period. Interest Income Recognition: The Partnership records interest income in the period it is earned.

                  STATEMENT OF CASH FLOWS: The Partnership has elected not to provide a statement of cash flows as permitted by Statement of Accounting Standards 102 "Statement of Cash Flows".

         Note 2. Agreements and Related Party Transactions:

                  The Agreement of Limited Partnership vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, LLC. The General Partner is the commodity pool operator for the Partnership and is responsible for the trading decisions of the Partnership.

                  The General Partner advanced $162,484 in regulatory filing fees, legal fees and expenses on behalf of the Partnership. These fees were reimbursed to the General Partner in November 2001. The General Partner rebated $150,000 of these expenses to the Partnership in February 2002.

                  The Partnership pays a Subscription fee to the General Partner of up to 5% of the gross offering proceeds, a portion of which will be reallowed to soliciting dealers as selling commissions.

                  The Partnership pays a monthly management fee to the General Partner of 0.1875% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month.

                  If the amount of management fees paid to the Partnership's general partner during a year does not equal or exceed one percent (1%) of the amount of the Partnership's net profits for that year, the general partner will receive an allocation of profits in an amount equal to the difference between one percent of the net profits and the amount of the management fees paid.

                  Hart Capital Management, Inc. is the investment manager for the Partnership. Hart Capital Management is a division of Arbor Research & Trading, Inc., which is a member of the General Partner. Three members of the General Partner are also principals of Arbor Research & Trading. Hart Capital Management provides certain investment management, advisory and research services with respect to the investing and trading activities of the Partnership. Hart Capital Management will be paid an annual advisory fee of 0.5% of the average month end market value of the Portfolio under management.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

         Note 3. Partnership Capital and Redemptions:

                  Limited Partners may withdraw capital, with no less than 60 days prior written notice to the General Partner, after a three-month initial holding period.

                  Until the initial closing, the purchase price of a unit was $100. Thereafter, the purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units at month end.

                  The General Partner and its principals are required to make a minimum investment of $25,000 in the Partnership. This requirement was exceeded at December 31, 2001.

         Note 4. Financial Instruments with Off-Balance Sheet Credit and Market
         Risk:

                  Included in the definition of financial instruments are forward contracts and futures. The Partnership invests in various commodity-related futures and forward contracts. These contracts are marked to market daily, with variations in the value settled on a daily basis with the exchange upon which they are traded. For these contracts the unrealized gain or loss rather than the notional amounts, represents the approximate future cash requirements.

                  At December 31, 2001 the Partnership owned open positions that would have earned approximately $29,255 if settled. The average fair value of open positions at December 31, 2001 was $27,098.

                  Theoretically, the Partnership is exposed to a market risk
         (loss) equal to the notional value of financial instruments purchased. Generally financial instruments can be closed out at the discretion of the General Partner. However, if the market is not liquid, it could prevent the timely closeout of any unfavorable positions or require the Partnership to hold these and possibly all positions until maturity, regardless of the changes in their value or the General Partner's investment strategies.

                  The Partnership's trading is designed to replicate the positions and trading which comprise the Rogers International Commodity Index (the "Index"). This Index consists of a basket of commodities employed within the world economy and traded in seasoned markets, as futures and forward contracts. The broad based representation of commodities contracts is intended to provide two important characteristics: The large number of contracts and underlying raw materials represents "diversification" and the global coverage of these contracts reflects the current state of international trade and commerce. In order to minimize market and credit risks, the General Partner monitors the positions held by the Partnership on a daily basis and no trading discretion is utilized other than the replication of the Index. Contracts are purchased or liquidated according to the replication of the index.

                  Futures contracts have little credit risk because futures exchanges are the counter parties.

         Note 5. Derivative Financial Instruments and Fair Value of Financial
         Instruments:

                  A derivative financial instrument is a financial agreement whose value is linked to, or derived from, the performance of an underlying asset. The underlying asset can be currencies, commodities, interest rates, stocks, or any combination. Changes in the underlying asset indirectly affect the value of the derivative. All trading instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair market value, those changes directly affect reported income.

                  Futures and forward contracts used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Per Financial Accounting Standards Board Interpretation No. 39, the fair value of open contracts in a loss position is offset against the fair value of open contracts in a gain position. The Partnership applies this industry accepted accounting practice in the financial statements. Realized and unrealized changes in fair values are recognized in the period in which the changes occur.

                  Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Partnership's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives. At December 31, 2001 the Partnership owned open positions with an approximate notional value of $6,155,000.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                  The Partnership invests in financial instruments, which includes futures and forward contracts. All contracts are of the same class of derivative instrument, commodity-related derivatives. Futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery.

                  The Partnership has funds at the Clearing Broker in accounts, which are used to meet minimum margin requirements for all of the Partnership's open positions. These requirements are adjusted, as needed, due to daily fluctuations in the values of the underlying assets.

                  Non-Regulated futures contracts have foreign exchange risk since the contracts are traded in currency denominations other than US dollars. Foreign currency trading gains or losses are reported under realized and unrealized trading gains in the statement of operations. Foreign currency gains or losses are the result of the conversion of the foreign currency denomination to US dollars.

                  Foreign currency losses for the year ended December 31, 2001, were $645.

                  The Partnership had realized losses from trading for the year ended December 31, 2001 of $42,290 as reported in the statement of operations. These realized losses included losses from non-regulated contracts of $6,121 for the same period.

                  The Partnership had income from the change in unrealized gains for the year ended December 31, 2001 of approximately $29,255, as reported in the statement of operations. This included unrealized gains from non-regulated contracts of $44,502.



         UNREALIZED HOLDINGS AT 12/31/01

                                                           Regulated Futures                   Non-Regulated Futures
                                                   ---------------------------------   -----------------------------------
                              Futures
                          Contract Values           Fair Value       Notional Value     Fair Value         Notional Value
                          ---------------           ----------       --------------     ----------         --------------
                         Purchase Contracts
                         ------------------
         Assets                                     $  88,898          $ 1,136,000       $ 56,164            $   780,000
         Liabilities                                 (104,145)           3,125,000        (26,339)               561,000

                            Sell Contracts
                            --------------
         Assets                                         --                  --             20,070                392,000
         Liabilities                                    --                  --             (5,393)               161,000
                                                   ------------       --------------    ------------       ---------------

         Total                                      $ (15,247)         $ 4,261,000       $ 44,502            $ 1,894,000
                                                   ============       ==============    ============       ===============

                       Contract Maturity Dates      Fair Value        Notional Value    Fair Value         Notional Value
                       -----------------------      ----------        --------------    ----------         --------------
         February 2002                              $ (54,092)         $ 2,511,000       $ 68,398            $ 1,768,000
         March 2002                                    31,645            1,660,000        (23,896)               126,000
         April 2002                                     7,200               90,000           --                    --
                                                   ------------       --------------    ------------       ---------------
         Total                                      $ (15,247)         $ 4,261,000       $ 44,502            $ 1,894,000
                                                   ============       ==============    ============       ===============

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                       AFFIRMATION OF THE GENERAL PARTNER



         To the best of my knowledge and belief, the information contained herein is accurate and complete.



         /s/ Clyde Harrison
         ------------------------------
         Clyde Harrison, Managing Member
         Beeland Management Company, LLC
         General Partner
         Rogers International Raw Materials Fund, LP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The General Partner and commodity pool operator of the Fund is Beeland Management Company, L.L.C. The executive officers of Beeland Management are as follows:

 NAME                                   AGE                             POSITION
 ----                                   ---                             --------
 James Beeland Rogers, Jr.              58                              Majority Owner
 Clyde C. Harrison                      57                              Managing Member
 Brian Cornell                          43                              Managing Member
 Richard L. Chambers                    58                              Managing Member

         James Beeland Rogers, Jr. has been the majority owner and a member of Beeland Management since inception in 1998. Mr. Rogers, a co-founder of the Quantum Fund in the 1970s, is the author of Investment Biker; On the Road with Jim Rogers (Random House, 1994). He initially developed and compiled the Index. Although Mr. Rogers' career spans over 30 years, during the last five years he has been semi-retired and traveling extensively around the world. However, during that period, he has been a regular commentator and columnist in various media dealing with economy and finance matters and is an occasional Visiting Professor at Columbia University. Mr. Rogers is an investor who has been chronicled in John Train's The New Money Masters and Jack Schwager's Market Wizards, as well as in Barons, Forbes, Fortune, The Financial Times and The Wall Street Journal.

         Clyde C. Harrison has been a Managing Member of Beeland Management since its inception in 1998. Mr. Harrison has agreed to provide administrative services to the Fund under a contract that contains standard noncompete provisions. Since mid-1997, Mr. Harrison has devoted most of his business time to the administration of the Index and the Rogers Raw Materials Fund. For the immediately prior two years, Mr. Harrison had been an official, first with Nutmeg Securities, Inc., where he served as a pension fund consultant and in the institutional stock execution business and later, in a similar capacity with a division of a New York-based broker-dealer. Since March 1998, Mr. Harrison has been a registered representative of Oakbrook Investment Brokers, Inc., a registered broker-dealer. Mr. Harrison has also been a Member of the Managed Futures Committee of the Chicago Mercantile Exchange. In the course of his over 25 year career, Mr. Harrison has served as a Special Consultant to the Chairman of the Chicago Board Options Exchange, Inc., particularly on the institutional investment community, and as general partner of a number of private investment and trading funds.

         Brian Cornell has been a Managing Member of Beeland Management since 1998. His duties primarily involve the rules and procedures whereby the Fund will effect trades corresponding to the Index, including but not limited to (1) periodic adjustments to the Index and the Fund, (2) contract market selection for contracts comprising the Index, (3) procedures to correlate trading in the Fund with the composition of the Index and regular, periodic valuation of the Fund and the Index. Through a wholly owned company, Cornell Investment Advisory, L.L.C., he also has provided the Rogers Raw Materials Fund and will provide the Fund with a portfolio monitoring facility. The fees due to Cornell Investment pursuant to its contract with Beeland Management are payable by Beeland Management and not by the Fund. He has traded, managed and provided brokerage services for futures portfolios since 1982, most recently as a senior official at two well-known futures commission merchants and commodity trading advisors. In addition, he has authored numerous articles on risk management and has been featured in The New York Times, The Wall Street Journal and in Institutional Investor.

         Richard L. Chambers has been a Managing Member of Beeland Management since 1998. Mr. Chambers serves as Treasurer of Beeland Management. He is responsible for investment of funds not required for margin and is also responsible for administrative activity. Mr. Chambers is also the managing principal of Hart Capital Management, a registered investment adviser and a division of Arbor Research & Trading, Inc. Mr. Chambers has over 30 years experience in the fixed income securities business as both a dealer and a portfolio manager.


ITEM 11. EXECUTIVE COMPENSATION.

         See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Richard L. Chambers, managing member of the General Partner, owns 9,189 units. These units have NAV of $848,063.61 at December 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in Item 7, Operating Expenses.


PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  The following documents filed as a part of the report:

              (1)  Financial Statements: See Index to Financial Statements under
                   Item 8 of this report

              (2) Financial statement schedules: No additional schedules are required.

              (3)  Exhibits: No exhibits are required

         (b)  Reports on Forms 8-K

              No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) ROGERS RAW MATERIALS FUND, L.P.
             ---------------------------------------------------------------


By (Signature and Title)* /s/ Richard Chambers
                          --------------------------------------------------
                          Managing Member of Beeland Management Company, LLC
                          --------------------------------------------------

Date
     -----------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)* /s/ Clyde Harrison
                          --------------------------------------------------
                          Managing Member of Beeland Management Company, LLC
                          --------------------------------------------------

Date
     -----------------------------------------------------------------------