Form 10-Q
period 2002-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2002-05-14
CIK 1118384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to______________________

                             Commission File Number:

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
             (Exact name of registrant as specified in its charter)

                 ILLINOIS                               36-4368292
         (State of organization)            (I.R.S. Employer Identification No.)

     BEELAND MANAGEMENT COMPANY, LLC
            GENERAL PARTNER
        1000 HART ROAD, SUITE 210
        BARRINGTON, ILLINOIS 60010                       (847) 304-0450
 (Address of principal executive offices)       (Registrant's telephone number,
                                                       including area code)


(847) 304-0450
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X] Yes  No

                          PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements.
           a)  Accountants Review Report

           b)  Income Statement for the Three Months Ended March 31, 2002.

           c)  Balance Sheet as of March 31, 2002 and December 31, 2001

           d) Statement of Changes in Partner's Equity for the Three Months Ended March 31, 2002.

           e)  Notes to Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.

ITEM 6. Exhibits and Reports on Form 8-K (ss. 249.308 of this chapter).



PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements.



                           ACCOUNTANT'S REVIEW REPORT

        To the Partners of Rogers International Raw Materials Fund, L.P. (A Limited Partnership):

        We have reviewed the accompanying balance sheet of Rogers International Raw Materials Fund, L.P. as of March 31, 2002 and related statements of income and retained earnings for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in the financial statements is the representation of the management of Rogers International Raw Materials Fund, L.P.

        A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made in the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


        /s/ Vorisek & Company, LLC

        Vorisek & Company, LLC
        Certified Public Accountants
        McHenry, IL
        May 5, 2002

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                INCOME STATEMENT
                        Three Months Ended March 31, 2002
                                   (Unaudited)

                     REVENUE

Realized net trading gain                                          $ 321,118
Realized (loss) on securities                                        (11,550)
Change in unrealized net trading gain                                408,054
Change in unrealized (loss) on securities                            (28,997)
Foreign exchange gain                                                    353
Interest income - securities                                          47,750
Interest income                                                        3,545
                                                                  -----------

  Total Revenue                                                      740,273
                                                                  -----------

                     EXPENSE
Commissions                                                            8,084
Management fees                                                       28,370
Administrative fees                                                   22,193
Amortization expense                                                  21,566
                                                                  -----------

   Total Expense                                                      80,213
                                                                  -----------

Net Income                                                         $ 660,060
                                                                  ===========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                  BALANCE SHEET
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                            3/31/2002     12/31/2001
                                                            ---------     ----------
                   ASSETS

Cash at bank                                               $  345,726     $  144,853
Cash at broker                                                744,907        727,344
Investment in securities                                    4,573,984      4,100,000
Unrealized net trading gain                                   437,310         29,255
Interest receivable - securities                               64,125         32,500
Subscriptions receivable                                           --         35,000
Organizational costs (net of accumulated amortization)             --         21,566
                                                           ----------     ----------

   Total Assets                                            $6,166,052     $5,090,518
                                                           ==========     ==========
                LIABILITIES

Commissions payable                                        $    2,550     $    6,141
Accrued management fees                                        22,174         19,187
Administrative fees payable                                    23,824         17,000
Organizational costs payable                                  145,407        145,487
Pending additions                                             250,500             --
                                                           ----------     ----------

  Total Liabilities                                           444,455        187,815
                                                           ----------     ----------
          PARTNERSHIP EQUITY

Limited Partners Equity                                     5,721,597      4,902,703
                                                           ----------     ----------

Total Liabilities and Partnership Equity                   $6,166,052     $5,090,518
                                                           ==========     ==========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        Three Months Ended March 31, 2002
                                   (Unaudited)

           12/31/2001 Equity                                        $4,902,703

           Additions                                                   340,707

           Net income                                                  660,060

           Withdrawals                                                (181,873)
                                                                    ----------

           3/31/2002 Equity                                         $5,721,597
                                                                    ==========

                                  PER UNIT DATA
                                  -------------

                                                   3/31/2002        12/31/2002
                                                   ---------        ----------

           Net asset value                          $ 104.17        $    92.29
                                                    ========        ==========
           Units outstanding                          54,928            53,124
                                                    ========        ==========


                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          Notes to Financial Statements
                                   (Unaudited)

           In the opinion of management, the accompanying balance sheets and related interim statements of income and changes in partners' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.

           The Partnership has elected not to provide a statement of cash flows as permitted by Statement of Accounting Standards 102 " Statement of Cash Flows".



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           RESULTS OF OPERATIONS

           There are no comparative figures for the previous year as the registrant did not begin business operations until December 2001.

           NET REVENUES (LOSSES)

           The realized net trading gains of $309,568 are the result of three months of trading ending March 31, 2002. The realized trading gains include realized losses on securities of $11,550. The interest income includes accrued interest income on securities of $47,750.

           OPERATING EXPENSES

           The Fund pays substantial fees and expenses that are described in the annual report filed for the fiscal year ended December 31, 2001. There have been no material changes in the computation of these fees.

           Organizational Costs for the Fund equaled $364,698 at December 31, 2001. These costs have been amortized over the three-month period ended January 31, 2002. These costs included legal fees, accounting fees and printing costs.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

           There are no material changes in the information provided in the annual report for the year ended December 31, 2001. The risks described in that report are summarized below.

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

           Investing in units might not provide the desired diversification of an investor's overall portfolio.

           Illiquid markets could make it impossible to realize profits or limit losses.

           The Fund could have its trading disrupted due to the failure of exchanges or clearinghouses or could lose assets deposited with futures commission merchants or brokers. .

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

                           PART II--OTHER INFORMATION

ITEM 1.    Legal Proceedings.

           None

ITEM 6.    Exhibits and Reports on Form 8-K (ss.249.308 of this chapter).

           The Company filed no reports on Form 8-K during the quarter ended March 31, 2002

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Rogers International Raw Materials Fund, L.P.
                                 ---------------------------------------------
                                                 (Registrant)

  May 10, 2002                               /s/ Richard Chambers
  ------------                               --------------------
      Date                    Managing Member of Beeland Management Company, LLC

  May 10, 2002                                /s/ Clyde Harrison
  ------------                                ------------------
      Date                    Managing Member of Beeland Management Company, LLC