Form 10-Q
period 2002-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2002-08-14
CIK 1118384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to_______________________

                             Commission File Number:

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
             (Exact name of registrant as specified in its charter)

       ILLINOIS                                          36-4368292
(State of organization)                     (I.R.S. Employer Identification No.)

    BEELAND MANAGEMENT COMPANY, LLC
            GENERAL PARTNER
       1000 HART ROAD, SUITE 210                           (847) 304-0450
       BARRINGTON, ILLINOIS 60010                      (Registrant's telephone
(Address of principal executive offices)            number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [X] Yes     No

                         PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

              a) Accountants Review Report
              b) Income Statement for the Three Months and Six Months Ended June
                 30, 2002.
              c) Balance Sheet as of June 30, 2002 and December 31, 2001
              d) Statement of Changes in Partner's Equity for the Six Months
                 Ended June 30, 2002.
              e) Notes to Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K (ss. 249.308 of this chapter).

ITEM 7.  Exhibit 99



PART I--FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

                           ACCOUNTANT'S REVIEW REPORT

         To the Partners of Rogers International Raw Materials Fund, L.P. (A Limited Partnership):

         We have reviewed the accompanying balance sheet of Rogers International Raw Materials Fund, L.P. as of June 30, 2002 and related statements of income and retained earnings for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in the financial statements is the representation of the management of Rogers International Raw Materials Fund, L.P.

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


         /s/ Vorisek & Company, LLC

         Vorisek & Company, LLC
         Certified Public Accountants
         McHenry, IL
         August 2, 2002

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                INCOME STATEMENT
             For The Three Months And Six Months Ended June 30, 2002
                                   (Unaudited)

                               REVENUE                  3 m/e            6 m/e
                                                      6/30/2002        6/30/2002
                                                      ---------        ---------
Realized net trading gain                             $ 409,883       $ 731,001
Realized (loss) on securities                           (24,331)        (35,881)
Change in unrealized net trading gain                  (254,719)        153,335
Change in unrealized gain on securities                  53,172          24,175
Foreign exchange gain                                     3,927           4,280
Interest income - securities                             56,962         104,712
Interest income                                           4,891           8,436
                                                      ---------       ---------

  Total Revenue                                         249,785         990,058
                                                      ---------       ---------


                               EXPENSE

Commissions                                              14,354          22,438
Management fees                                          36,018          64,388
Administrative fees                                      25,428          47,621
Amortization expense                                       --            21,566
                                                      ---------       ---------

   Total Expense                                         75,800         156,013
                                                      ---------       ---------

Net Income                                            $ 173,985       $ 834,045
                                                      =========       =========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                  BALANCE SHEET
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)
                                                          6/30/2002   12/31/2001
                                                          ---------   ----------
                           ASSETS
Cash at bank                                             $  398,400   $  144,853
Cash at broker                                              612,902      727,344
Investment in securities                                  5,678,750    4,100,000
Unrealized net trading gain                                 182,590       29,255
Interest receivable - securities                             81,226       32,500
Subscriptions receivable                                       --         35,000
Organizational costs (net of accumulated amortization)         --         21,566
                                                         ----------   ----------

   Total Assets                                          $6,953,868   $5,090,518
                                                         ==========   ==========

                         LIABILITIES
Commissions payable                                      $    2,707   $    6,141
Accrued management fees                                      12,580       19,187
Administrative fees payable                                  26,444       17,000
Organizational costs payable                                  2,333      145,487
Pending additions                                            90,000         --
                                                         ----------   ----------

  Total Liabilities                                         134,064      187,815
                                                         ----------   ----------

                     PARTNERSHIP EQUITY
Limited Partners Equity                                   6,819,804    4,902,703
                                                         ----------   ----------

Total Liabilities and Partnership Equity                 $6,953,868   $5,090,518
                                                         ==========   ==========


                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                     For The Six Months Ended June 30, 2002
                                   (Unaudited)


12/31/2001 Equity                                                                              $ 4,902,703

Additions                                                                                        1,275,332

Net income                                                                                         834,045

Withdrawals                                                                                       (192,276)
                                                                                               -----------

6/30/2002 Equity .                                                                             $ 6,819,804
                                                                                               ===========

                                  PER UNIT DATA
                                                                                  6/30/2002     12/31/2001
                                                                                  ---------     ----------
Net asset value                                                                 $     106.55   $     92.29
                                                                                ============   ===========
Units outstanding                                                                     64,002        53,124
                                                                                ============   ===========

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

         NET REVENUES (LOSSES)

         The realized net trading gains of $695,120 and $385,552 are the results of six months and three months of trading ending June 30, 2002. The realized trading gains include realized losses on securities of $35,881 and $24,331 for the same periods. The interest income includes accrued interest income on securities of $104,712 and $56,962 for the same periods.

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

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         None

ITEM 6.  Exhibits and Reports on Form 8-K (ss.249.308 of this chapter).

         The Company filed no reports on Form 8-K during the quarter ended June 30, 2002

ITEM 7. Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE

         I, Clyde Harrison, the chief executive officer of Rogers International Raw Materials Fund L.P. certify that (i) the Form 10Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in Form 10Q fairly presents, in all material respects, the financial condition and results of operations of Rogers International Raw Materials Fund L.P.



                                                         /s/ Clyde Harrison
                                                         -----------------------
                                                         Chief Executive Officer
                                                         August 12, 2002


          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                      OF TITLE 18 OF THE UNITED STATES CODE

         I, Richard Chambers, the chief financial officer of Rogers International Raw Materials Fund L.P. certify that (i) the Form 10Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in Form 10Q fairly presents, in all material respects, the financial condition and results of operations of Rogers International Raw Materials Fund L.P.



                                                         /s/ Richard Chambers
                                                         -----------------------
                                                         Chief Financial Officer
                                                         August 12, 2002

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Rogers International Raw Materials Fund, L.P.
                                 ---------------------------------------------
                                                 (Registrant)

      August 12, 2002                        /s/ Richard Chambers
      ---------------                        --------------------
           Date               Managing Member of Beeland Management Company, LLC

      August 12, 2002                         /s/ Clyde Harrison
      ---------------                         ------------------
           Date               Managing Member of Beeland Management Company, LLC