Form 10-Q
period 2002-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2002-11-12
CIK 1118384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to_______________________

                             Commission File Number:

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
             (Exact name of registrant as specified in its charter)

                ILLINOIS                                 36-4368292
         (State of organization)            (I.R.S. Employer Identification No.)

    BEELAND MANAGEMENT COMPANY, LLC
            GENERAL PARTNER
       1000 HART ROAD, SUITE 210                       (847) 304-0450
       BARRINGTON, ILLINOIS 60010              (Registrant's telephone number,
(Address of principal executive offices)            including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [X] Yes   [ ]  No

                          PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements.


        a)  Accountants Review Report

        b) Income Statement for the Three Months and Nine Months Ended September 30, 2002.

        c)  Balance Sheet as of September 30, 2002 and December 31, 2001

        d) Statement of Changes in Partner's Equity for the Nine Months Ended September 30, 2002.

        e)  Notes to Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.

ITEM 6. Exhibits and Reports on Form 8-K (ss. 249.308 of this chapter).

                                   SIGNATURES

                                 CERTIFICATIONS



PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements.


                           ACCOUNTANT'S REVIEW REPORT

        To the General Partner of Rogers International Raw Materials Fund, L.P. (A Limited Partnership):

        We have reviewed the accompanying balance sheet of Rogers International Raw Materials Fund, L.P. as of September 30, 2002 and related statements of income and changes in partners' equity for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in the financial statements is the representation of the management of Rogers International Raw Materials Fund, L.P.

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


        /s/ Vorisek & Company, LLC

        Vorisek & Company, LLC
        Certified Public Accountants
        McHenry, IL
        October 18, 2002

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                INCOME STATEMENT
          For The Three Months And Nine Months Ended September 30, 2002
                                   (Unaudited)



                            REVENUE

                                                 3 m/e          9 m/e
                                               9/30/2002      9/30/2002
                                               ---------      ---------
Realized net trading gain                     $   359,106    $ 1,090,107
Realized (loss) on securities                      19,131        (16,750)
Change in unrealized net trading gain             124,555        277,890
Change in unrealized gain on securities            19,248         43,423
Foreign exchange gain                              (2,180)         2,100
Interest income - securities                       10,179        114,891
Interest income                                     3,752         12,188
                                              -----------    -----------
  Total Revenue                                   533,791      1,523,849
                                              -----------    -----------

                           EXPENSE

Commissions                                        12,557         34,995
Management fees                                    39,598        103,986
Administrative fees                                23,800         71,421
Amortization expense                                 --           21,566
                                              -----------    -----------
   Total Expense                                   75,955        231,968
                                              -----------    -----------
Net Income                                    $   457,836    $ 1,291,881
                                              ===========    ===========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                  BALANCE SHEET
                    September 30, 2002 and December 31, 2001
                                   (Unaudited)


                                                  9/30/2002     12/31/2001
                                                  ---------     ----------
                           ASSETS
Cash at bank                                      $  278,811     $  144,853
Cash at broker                                       792,642        727,344
Investment in securities                           5,975,085      4,100,000
Unrealized net trading gain                          307,145         29,255
Interest receivable - securities                         448         32,500
Subscriptions receivable                                --           35,000
Organizational costs
  (net of accumulated amortization)                     --           21,566
                                                  ----------     ----------

   Total Assets                                   $7,354,131     $5,090,518
                                                  ==========     ==========

                         LIABILITIES
Commissions payable                               $    2,847     $    6,141
Accrued management fees                               13,574         19,187
Administrative fees payable                           34,340         17,000
Organizational costs payable                           2,833        145,487
                                                  ----------     ----------
  Total Liabilities                                   53,594        187,815
                                                  ----------     ----------

                     PARTNERSHIP EQUITY
Limited Partners Equity                            7,300,537      4,902,703
                                                  ----------     ----------

Total Liabilities and Partnership Equity          $7,354,131     $5,090,518
                                                  ==========     ==========




                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                  For The Nine Months Ended September 30, 2002
                                   (Unaudited)

           12/31/2001 Equity                      $ 4,902,703

           Additions                                1,318,456

           Net income                               1,291,881

           Withdrawals                              (212,503)
                                                  -----------

           9/30/2002 Equity                       $ 7,300,537
                                                  ===========



                                  PER UNIT DATA

                                           9/30/2002           12/31/2001
                                           ---------           ----------
           Net asset value                 $ 113.99             $  92.29
                                           ========             ========
           Units outstanding                 64,047               53,124
                                           ========             ========

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

        NET REVENUES (LOSSES)

        The realized net trading gains of $1,073,357 and $378,237 are the results of nine months and three months of trading ending September 30, 2002. The realized trading gains include realized gains/(losses) on securities of ($16,750) and $19,131 for the same periods. The interest income includes accrued interest income on securities of $114,891 and $10,179 for the same periods.

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

        The Company filed no reports on Form 8-K during the quarter ended September 30, 2002

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Rogers International Raw Materials Fund, L.P.
                                 ---------------------------------------------
                                                 (Registrant)


October 31, 2002                             /s/ Richard Chambers
----------------                             --------------------
      Date                    Managing Member of Beeland Management Company, LLC


October 31, 2002                              /s/ Clyde Harrison
----------------                              ------------------
      Date                    Managing Member of Beeland Management Company, LLC

                                 CERTIFICATIONS*

I, Clyde Harrison, the chief executive officer of Rogers International Raw Materials Fund L.P., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Rogers International Raw Materials Fund L.P;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002
      ----------------
                                        /s/ Clyde Harrison
                                     -----------------------
                                     Chief Executive Officer

I, Richard Chambers, the chief financial officer of Rogers International Raw Materials Fund L.P., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Rogers International Raw Materials Fund L.P;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002
      ----------------
                                       /s/ Richard Chambers
                                     -----------------------
                                     Chief Financial Officer