Form 10-K
period 2002-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-03-31
CIK 1118384

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

 For the transition period from  ___________________ to ___________________

                        Commission file number 333-41780
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


Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          [X] Yes      [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

[ ] Yes      [X] No

The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of June 30, 2002, was approximately $5.9 million. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.


================================================================================

PART I

ITEM 1.  BUSINESS.

         Rogers International Raw Materials Fund, L.P. (the "Fund") is an Illinois Limited Partnership established in May 2000 under the laws of the State of Illinois relating to limited partnerships. The Fund invests and trades in a portfolio of commodity futures and forward contracts. Futures contracts are contracts made on a commodity exchange that provide generally for the future delivery of various commodities at a specified date, time and place. When traded on an exchange, forward contracts are the equivalent of a futures contract. When not traded on an exchange, forward contracts are contracts for the purchase or sale of a commodity (such as currencies) for delivery at a future date, which contain terms and conditions specifically negotiated by the parties. Although Beeland Management, the general partner of the Fund, does not initially intend to do so, the Fund may also purchase forward contracts in the off exchange or "OTC" marketplace under certain circumstances if, in the sole discretion of Beeland Management, there is sufficient liquidity and depth in the relevant off exchange markets. The Fund invests and trades exclusively on the "long side" of the market. This means that the Fund only buys positions in commodities and does not engage in any short-selling. The Fund closes out all positions by making an offsetting sale and does not take delivery of the actual commodities. Funds for its business are obtained only by the sale of units and from the retention of any profits generated from the Fund's trading.

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

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of partners during the fourth quarter of fiscal 2002.

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

         The net proceeds of the offering, after deducting the subscription fee, were placed in a trading account with the futures commission merchant. The proceeds were used to acquire a portfolio of futures positions consistent with the Fund's trading policies as well as US Treasury Securities with the excess. Generally, not more than 25% of the Fund's assets are maintained in the Fund's trading account with the futures commission merchant. Trading account assets are used to satisfy minimum margin requirements for the Fund's unrealized futures positions. Consistent with the Commodity Exchange Act, all of the assets of the Fund are maintained in cash and segregated customer funds, except assets, if any, committed as margin on some non-US futures and option transactions.

         The Fund's trading account assets, which are not committed as margin may be invested in US Treasury Securities. The Fund will always maintain sufficient cash in US Treasury Securities to close out open positions.

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

         There were approximately 150 Limited Partners at December 31, 2002.
         The Fund has not paid any dividends. There are no securities authorized for issuance under equity compensation plans. The following table shows for the periods indicated the high and low sales prices for our units.


                                        High                     Low
                                        ----                     ---
             January 2002             $ 92.29                 $ 87.55
             February 2002            $ 94.21                 $ 87.55
             March 2002               $104.16                 $ 94.21
             April 2002               $104.16                 $103.87
             May 2002                 $103.87                 $103.16
             June 2002                $106.85                 $103.16
             July 2002                $107.05                 $106.85
             August 2002              $111.83                 $107.05
             September 2002           $113.99                 $111.83
             October 2002             $113.99                 $111.22
             November 2002            $111.46                 $111.22
             December 2002            $114.56                 $111.46

ITEM 6.  SELECTED FINANCIAL DATA.


                                                              2002                2001
                                                        ----------------    ----------------
               Net revenues (losses)                        $ 1,803,161         $   (3,664)
               Total expenses                                   475,606             391,956
                                                        ----------------    ----------------
               Net income (loss)                            $ 1,327,555         $ (395,620)
                                                        ================    ================

               Net income (loss) per unit                   $     20.90         $    (7.45)
               Total units outstanding                           63,531              53,124
                                                        ----------------    ----------------

               Total assets                                 $ 7,524,330         $ 5,208,217
               Total obligations                            $   246,074         $   305,514
                                                        ----------------    ----------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.



        RESULTS OF OPERATIONS

        NET REVENUES (LOSSES)



                                                               2002              2001
                                                          ---------------    --------------
                Realized net trading gains (losses)          $ 1,301,840        $ (42,935)
                Unrealized trading gains                         370,218            12,180
                Interest income                                  131,103            27,091
                                                          ---------------    --------------
                Total net revenues (losses)                    1,803,161           (3,664)
                                                          ===============    ==============


        The 2001 realized net trading losses are the result of one month of trading in December 2001. The unrealized trading gains for 2002 and 2001 include unrealized gains (losses) on securities of $67,148 and $(17,075), respectively. The interest income for 2002 and 2001 includes accrued interest income on securities of $114,891 and $24,000, respectively.

        OPERATING EXPENSES

                                                               2002               2001
                                                          ---------------    ---------------
                Brokerage commissions                          $  46,665          $   7,518
                Management fees                                  144,394             16,417
                Administrative fees                              145,282             24,889
                Organizational cost amortization                 139,265            343,132
                                                          ---------------    ---------------
                Total operating expenses                       $ 475,606          $ 391,956
                                                          ===============    ===============

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

         Organizational Costs for the Fund totaled $482,397. These costs were amortized over the three-month period beginning November 2001. These costs include legal fees, accounting fees and printing costs

         LIQUIDITY AND CAPITAL RESOURCES


                                                             2002              2001
                                                        ---------------    --------------
          Cash and cash equivalents                        $ 1,192,956       $   872,197
              Percentage of total assets                         15.85%            16.64%
          Cash used in operating activities                $  (727,239)      $(4,391,126)
          Cash provided by financing activities            $ 1,047,998       $ 5,263,323
                                                        ---------------    --------------
          Net increase in cash and cash equivalents        $   320,759       $   872,197
                                                        ===============    ==============


         Cash flows used in operating activities were used primarily to purchase US Treasury Securities with a face value of $6,000,000 at December 31, 2002 and $4,000,000 at December 31, 2001. The remaining cash was provided by realized trading gains and interest and was used for operating expenses, net of any payables and receivables.

         Cash flows provided by financing activities were from the sale of Partnership units, net of any subscription fees paid and any subscriptions receivable, and reduced by redemptions of Partnership units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. NOT APPLICABLE



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
 Independent Auditor's Report                                                                      6
 Statement of Financial Condition at December 31, 2002 and 2001                                    7
 Statement of Operations for the years ended December 31, 2002 and 2001                            8
 Statement of Partner's Equity for the years ended December 31, 2002 and 2001                      9
 Notes to Financial Statements                                                                    10



                          INDEPENDENT AUDITOR'S REPORT


           To the General Partner of Rogers International Raw Materials Fund,
           L.P.:
           (A Limited Partnership)


           We have audited the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. as of December 31, 2002 and 2001 and the related statements of operations, and changes in partners' equity for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2002 and 2001 and the results of its operations for the years then ended in conformity with generally accepted accounting principles.


           /s/ Vorisek & Company, LLC


           Vorisek & Company, LLC
           Certified Public Accountants
           McHenry, IL
           February 18, 2003

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                        STATEMENT OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001



                                                                               2002                   2001
                                                                               ----                   ----
                                     ASSETS

Cash at bank                                                                $  182,497              $  144,853
Cash at broker                                                               1,010,459                 727,344
Investment in US Treasury securities                                         5,998,810               4,132,500
Unrealized net trading gain                                                    332,325                  29,255
Interest receivable                                                                239                      --
Subscriptions receivable                                                            --                  35,000
Organizational costs (net of accumulated amortization)                              --                 139,265
                                                                            ----------              ----------
   Total Assets                                                             $7,524,330              $5,208,217
                                                                            ==========              ==========

                                   LIABILITIES

Commissions payable                                                         $    2,839              $    6,141
Accrued management fees                                                         13,014                  19,187
Administrative fees payable                                                     41,161                  17,000
Organizational costs payable                                                   167,699                 263,186
Redemptions payable                                                             21,361                      --
                                                                            ----------              ----------
  Total Liabilities                                                            246,074                 305,514
                                                                            ----------              ----------

                                 PARTNERSHIP EQUITY

Limited Partners Equity                                                      7,278,256               4,902,703
                                                                            ----------              ----------

Total Liabilities and Partnership Equity                                    $7,524,330              $5,208,217
                                                                            ==========              ==========



                See accompanying notes to financial statements.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                         REVENUE                         2002                          2001
                                                         ----                          ----
Realized net trading gain (loss)                     $ 1,315,061                 $   (42,290)
Realized loss on securities                              (16,750)                         --
Change in unrealized net trading gain                    303,070                      29,255
Change in unrealized gain (loss)
 on securities                                            67,148                     (17,075)
Foreign exchange gain (loss)                               3,529                        (645)
Interest income - US Treasury securities                 114,891                      24,000
Interest income                                           16,212                       3,091
                                                     -----------                 -----------

  Total Revenue                                        1,803,161                      (3,664)
                                                     -----------                 -----------

                          EXPENSE

Commissions                                               46,665                       7,518
Management fees                                          144,394                      16,417
Administrative fees                                      145,282                      24,889
Amortization expense                                     139,265                     343,132
                                                     -----------                 -----------

   Total Expense                                         475,606                     391,956
                                                     -----------                 -----------

Net Income (Loss)                                    $ 1,327,555                 $  (395,620)
                                                     ===========                 ===========



                See accompanying notes to financial statements.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                              Limited               General
                                                             Partners               Partner              Total
                                                             --------               -------              -----
12/31/2000 Equity                                                    --           $     5,000              5,000

Additions                                                   $ 5,298,323                    --        $ 5,298,323

Net loss                                                       (395,620)                   --           (395,620)

Withdrawals                                                          --           $    (5,000)            (5,000)
                                                            -----------           -----------        -----------

12/31/2001 Equity                                           $ 4,902,703                    --        $ 4,902,703

Additions                                                     1,318,457                    --          1,318,457

Net income                                                    1,327,555                    --          1,327,555

Withdrawals                                                    (270,459)                   --           (270,459)
                                                            -----------           -----------        -----------

12/31/2002 Equity                                           $ 7,278,256                    --        $ 7,278,256
                                                            ===========           ===========        ===========




                 12/31/2001
                Per unit data
                -------------

Net asset value                                             $    92.29
                                                            ==========

Units outstanding                                               53,124
                                                            ==========

                 12/31/2002
                Per unit data
                -------------

Net asset value                                             $   114.56
                                                            ==========

Units outstanding                                               63,531
                                                            ==========


                See accompanying notes to financial statements.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

                   REVENUE RECOGNITION: Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statement of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures and options contracts is based upon the most recent available settlement price on the appropriate commodity exchanges. US Treasury Securities are reported at cost plus accrued interest, net of unrealized gains or (losses), which approximates market. Changes in unrealized gains or (losses) represent the total increases (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period.

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

                    Included in organizational costs payable at December 31, 2002 is $167,699 owed to the General Partner for regulatory filing fees, legal fees and expenses initially advanced for the formation of the Partnership.

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

                    Hart Capital Management, Inc. (Hart") is the investment manager for the Partnership. Hart is a division of Arbor Research & Trading, Inc. ("Arbor"), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment management, advisory and research services with respect to the investing and trading activities of the Partnership. Hart will be paid an annual advisory fee of 0.5% of the average month end market value of the Portfolio under management.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

           Note 3. Partnership Capital and Redemption's:

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

                    The General Partner and its principals are required to make a minimum investment of $25,000 in the Partnership. This requirement was exceeded at December 31, 2002.


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

                   At December 31, 2002 and 2001 the Partnership owned open positions that would have earned approximately $332,325 and $29,255, respectively, if settled. The average fair value of open positions at December 31, 2002 and 2001 was $126,673 and $27,098, respectively.

                   Theoretically, the Partnership is exposed to a market risk
           (loss) equal to the notional value of financial instruments purchased. Generally financial instruments can be closed out at the discretion of the General Partner. However, if the market is not liquid, it could prevent the timely closeout of any unfavorable positions or require the Partnership to hold these positions and possibly all positions until maturity, regardless of the changes in their value or the General Partner's investment strategies.

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

                   Credit risk represents the accounting loss that would be recognized if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Futures contracts have little credit risk because futures exchanges are the counterparties.

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

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


                   Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Partnership's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives. At December 31, 2002 and 2001 the Partnership owned open positions with an approximate notional value of $7,118,000 and $6,155,000, respectively.

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

                   Non-Regulated futures contracts have foreign exchange risk since the contracts are traded in currency denominations other than US dollars. Foreign currency trading gains or losses are reported under realized and unrealized trading gains in the statement of operations. Foreign currency gains or losses are the result of the conversion of the foreign currency denomination to US dollars. Foreign currency gains (losses) for the years ended December 31, 2002 and 2001 were $3,529 and ($645), respectively.

                   The Partnership had realized gains (losses) from trading for the years ended December 31, 2002 and 2001 of $1,315,061 and ($42,290), respectively, as reported in the statement of operations. These realized gains (losses) included gains (losses) from non-regulated contracts of $118,826 and ($6,121) for the same periods.

                   The Partnership had income from the change in unrealized gains for the years ended December 31, 2002 and 2001 of approximately $303,070 and $29,255, respectively, as reported in the statement of operations. This included unrealized gains (losses) from non-regulated contracts of ($64,990) and $44,502 for the same periods.

           Note 6. Prior Period Restatement:

                    An error was discovered in the Partnership's previously issued statement of financial condition at December 31, 2001. The organizational fees incurred and owed to the general partner, Beeland Management Company, LLC, were understated by $117,699. All affected balances presented within these current financial statements have been restated.


                         UNREALIZED HOLDINGS AT 12/31/02


                                        Regulated Futures                         Non-Regulated Futures
                              ---------------------------------------     --------------------------------------
   Futures Contract Values       Fair Value         Notional Value          Fair Value          Notional Value
   -----------------------       ----------         --------------          ----------          --------------
          Purchase Contracts
          ------------------
Assets                           $  537,418            $3,885,000           $    6,631            $  244,000
Liabilities                        (184,605)            1,953,000              (28,207)              990,000
      Sell Contracts
      --------------
Assets                                   --                    --                1,088                46,000
Liabilities                              --                    --                   --                    --
                                 ----------            ----------           ----------            ----------

Total                            $  352,813            $5,838,000           $  (20,488)           $1,280,000
                                 ==========            ==========           ==========            ==========


   Contract Maturity Dates       Fair Value         Notional Value          Fair Value          Notional Value
   -----------------------       ----------         --------------          ----------          --------------
February 2003                    $  490,762            $3,689,000           $  (13,264)           $1,169,000
March 2003                         (140,999)            2,004,000               (7,224)              111,000
April 2003                            3,050               145,000                   --                    --
                                 ----------            ----------           ----------            ----------

Total                            $  352,813            $5,838,000           $  (20,488)           $1,280,000
                                 ==========            ==========           ==========            ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The General Partner and commodity pool operator of the Fund is Beeland Management Company, L.L.C. The executive officers of Beeland Management are as follows:


 NAME                                AGE                   POSITION
 ----                                ---                   --------
 James Beeland Rogers, Jr.           59                    Majority Owner
 Clyde C. Harrison                   58                    Managing Member
 Brian Cornell                       44                    Managing Member
 Richard L. Chambers                 59                    Managing Member

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Richard L. Chambers, managing member of the General Partner, Beeland Management Company, LLC, 1000 Hart Road, Suite 210, Barrington, IL owns 9,189 units, 14.46% of the outstanding units. These units have NAV of $1,052,737 at December 31, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in Item 7, Operating Expenses.


ITEM 14. CONTROLS AND PROCEDURES.

         (a)      Evaluation and Disclosures an Procedures

                  As required by new Rule 13a-15 under the Securities and Exchange Act of 1934, within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of Beeland Management Company LLC of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules and as a matter of practice, the Registrant continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

         (b)      Changes in Internal Controls

                  None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents filed as a part of the report:

         (1)      Financial Statements: See Index to Financial Statements under
                  Item 8 of this report

         (2) Financial statement schedules: No additional schedules are required.

         (3)      Required Exhibits:

                  Exhibit 2 -       Plan of acquisition, reorganization,
                                    arrangement, liquidation, or succession

                                    None

                  Exhibit 3 -       Articles of Incorporation and By-laws

                                    This required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments thereto (Reg. No. 333-41780).

                  Exhibit 4 -       Instruments defining the rights of security
                                    holders, including indentures

                                    The required exhibit is incorporated by
                                    reference from the exhibit included with Form S-1 Registration Statement and Amendments thereto (Reg. No. 333-41780).

                  Exhibit 10 -      Material Contracts

                                    The required exhibit is incorporated by
                                    reference from the exhibit included with Form S-1 Registration Statement and Amendments thereto (Reg. No. 333-41780).

                  Exhibit 13 -      Annual report to security holders.

                                    The required exhibit is incorporated by
                                    reference from the information contained in
                                    Item 8 hereof.

                Exhibit 99.1 -      CEO Certification

                Exhibit 99.2 -      CFO Certification

         Reports on Forms 8-K
(b)      No reports on Form 8-K were filed during the fourth quarter of fiscal
         2002.




                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                                (Registrant)

    March 22, 2003                          /s/ Richard Chambers
    --------------                          --------------------
         Date                Managing Member of Beeland Management Company, LLC

    March 22, 2003                           /s/ Clyde Harrison
    --------------                           ------------------
         Date                Managing Member of Beeland Management Company, LLC

                                 CERTIFICATIONS*

I, Clyde Harrison, the chief executive officer of Rogers International Raw Materials Fund L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Rogers International Raw Materials Fund L.P;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 22, 2003
      --------------

                               /s/ Clyde Harrison
                               ------------------
                             Chief Executive Officer

I, Richard Chambers, the chief financial officer of Rogers International Raw Materials Fund L.P., certify that:

1. I have reviewed this annual report on Form 10-K of Rogers International Raw Materials Fund L.P;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 22, 2003
      --------------


                              /s/ Richard Chambers
                              --------------------
                             Chief Financial Officer