Form 10-Q
period 2003-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-05-14
CIK 1118384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to___________________

                        Commission File Number: 333-41780

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

                          PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

               a)   Accountants Review Report
               b) Income Statement for the Three Months Ended March 31, 2003 and 2002.
               c)   Balance Sheet as of March 31, 2003 and December 31, 2002
               d) Statement of Changes in Partner's Equity for the Three Months Ended March 31, 2003.
               e)   Notes to Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4.   Controls and Procedures

                           PART II--OTHER INFORMATION

ITEM 1.   Legal Proceedings.

ITEM 6.   Exhibits and Reports on Form 8-K (Section 249.308 of this chapter).

               a)   Exhibits required by Item 601 of Regulation S-K
               b)   Reports on Form 8-K



                                   SIGNATURES

                                 CERTIFICATIONS



PART I--FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

                           ACCOUNTANT'S REVIEW REPORT

        To the General Partner of Rogers International Raw Materials Fund, L.P. (A Limited Partnership):

        We have reviewed the accompanying balance sheet of Rogers International Raw Materials Fund, L.P. as of March 31, 2003 and related statements of income and changes in partners' equity for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in the financial statements is the representation of the management of Rogers International Raw Materials Fund, L.P.

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

        /s/ Vorisek & Company, LLC

        Vorisek & Company, LLC
        Certified Public Accountants
        McHenry, IL
        April 11, 2003

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                INCOME STATEMENT
               For The Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)



                                                        3 m/e           3 m/e
                                                      3/31/2003       3/31/2002
                                                      ---------       ---------

                      REVENUE

Realized net trading gain                           $ 1,227,238     $   321,118
Realized gain (loss) on securities                       49,935         (11,550)
Change in unrealized net trading gain (loss)           (878,755)        408,054
Change in unrealized (loss) on securities               (66,948)        (28,997)
Foreign exchange gain                                     6,322             353
Interest income -- securities                            46,775          47,750
Interest income                                           2,864           3,545
                                                    -----------     -----------
  Total Revenue                                         387,431         740,273
                                                    -----------     -----------

                      EXPENSE

Commissions                                              11,608           8,084
Management fees                                          40,058          28,370
Administrative fees                                      27,016          22,193
Amortization expense                                         --          21,566
                                                    -----------     -----------
   Total Expense                                         78,682          80,213
                                                    -----------     -----------
Net Income                                          $   308,749     $   660,060
                                                    ===========     ===========



                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                  BALANCE SHEET
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

                                                             3/31/2003            12/31/2002
                                                             ---------            ----------
                                    ASSETS
      Cash at bank                                           $  45,052            $  182,497
      Cash at broker                                           919,774             1,010,459
      Investment in securities                               6,094,688             5,998,810
      Unrealized net trading gain (loss)                     (546,429)               332,325
      Interest receivable -- securities                         49,019                   239
                                                           -----------            ----------

         Total Assets                                      $ 6,562,104            $7,524,330
                                                           ===========            ==========

                                 LIABILITIES
      Commissions payable                                     $  2,665             $   2,839
      Accrued management fees                                   12,803                13,014
      Administrative fees payable                               20,384                41,161

      Organizational costs payable                                  --               167,699
      Redemptions payable                                           --                21,361
                                                           -----------            ----------

        Total Liabilities                                       35,852               246,074
                                                           -----------            ----------

                              PARTNERSHIP EQUITY
      Limited Partners Equity                                6,526,252             7,278,256
                                                           -----------            ----------

      Total Liabilities and Partnership Equity             $ 6,562,104            $7,524,330
                                                           ===========            ==========



                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    For The Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                                 3 m/e                3 m/e
                                                                               3/31/2003            3/31/2002
                                                                               ---------            ---------
      Equity at Beginning of Quarter                                           $ 7,278,256           $ 4,902,703

      Additions                                                                 --                       340,707

      Net income                                                                   308,749               660,060

      Withdrawals                                                              (1,060,753)             (181,873)
                                                                               -----------           -----------
      Equity at End of Quarter                                                 $ 6,526,252           $ 5,721,597
                                                                               ===========           ===========

                                  PER UNIT DATA
                                                                               3/31/2003            3/31/2002
                                                                               ---------            ---------
      Net asset value                                                            $ 118.81             $  104.17
                                                                               ===========           ===========
      Net income                                                                 $   5.62             $   12.02
                                                                               ===========           ===========
      Units outstanding                                                            54,929                54,928
                                                                               ===========           ===========



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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            FINANCIAL CONDITION

            Total equity decreased by $752,004 in the three months ended March 31, 2003, due to limited partner withdrawals of ($1,060,753) and net income of $308,749.

            RESULTS OF OPERATIONS

            NET REVENUES (LOSSES)

            The realized net trading gains of $1,277,173 and $309,568 are the results of three months of trading ending March 31, 2003 and 2002. The realized trading gains include realized gains (losses) on securities of $49,935 and ($11,550) for the same periods. The interest income includes accrued interest income on securities of $46,775 and $47,750 for the same periods.

            OPERATING EXPENSES

            The Fund pays substantial fees and expenses that are described in the annual report filed for the fiscal year ended December 31, 2002. There have been no material changes in the computation of these fees.

            Organizational Costs for the Fund totaled $482,397. These costs were amortized over the three-month period beginning November 2001. These costs include legal fees, accounting fees and printing costs.



ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

            NOT APPLICABLE

ITEM 4.     Controls and Procedures.

               (a) Evaluation and Disclosures an Procedures

                    As required by new Rule 13a-15 under the Securities and
            Exchange Act of 1934, within 90 days prior to the date of this report, the Registrant carried out an evaluation under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the disclosure controls and procedures. Based upon that evaluation, the management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules and as a matter of practice, the Registrant continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, the Registrant may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date the Registrant carried out its evaluation.

               (b) Changes in Internal Controls

                     None.

                           PART II--OTHER INFORMATION

ITEM 1.      Legal Proceedings.

             None

ITEM 6.      Exhibits and Reports on Form 8-K (Section 249.308 of this chapter).

                  a)   Required Exhibits:

             Exhibit 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession

                         None

             Exhibit 3 - Articles of Incorporation and By-laws
                         This required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.

             Exhibit 4 - Instruments defining the rights of security holders, including indentures

                         The required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.

             Exhibit 10 - Material Contracts

                        None

             Exhibit 11 - Statement re computation of per share earnings

                        The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.

             Exhibit 15 - Letter re unaudited interim financial information

                        Not Applicable

             Exhibit 18 - Letter re change in accounting principles

                        Not Applicable

             Exhibit 19 - Report furnished to security holders

                        The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.

             Exhibit 22 - Published report regarding matters submitted to vote of security holders

                        Not Applicable

             Exhibit 23 - Consent of experts and counsel

                        Not Applicable

             Exhibit 24 - Power of Attorney

                        Not Applicable

             Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63
                        of Title 18 of the United States Code

                        See Exhibit 99

                  b)   Reports on Forms 8-K

                      No reports on Form 8-K were filed during the first quarter of fiscal 2003.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Rogers International Raw Materials Fund, L.P.
                                 ---------------------------------------------
                                                 (Registrant)

     April 22, 2003                          /s/ Richard Chambers
     --------------                          --------------------
          Date            Chief Financial Officer of Beeland Management Company, LLC

     April 22, 2003                           /s/ Clyde Harrison
     --------------                           ------------------
          Date            Chief Executive Officer of Beeland Management Company, LLC

                                 CERTIFICATIONS

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

Date: April 22, 2003
      --------------

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

Date April 22, 2003

                                 /s/ Richard Chambers
                                 ---------------------
                               Chief Financial Officer