Form 10-Q
period 2001-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-05-30
CIK 1118384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________________ to_______________________

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

                          PART I--FINANCIAL INFORMATION

ITEM
1.       Financial Statements.

               a)   Accountants Compilation Report
               b)   Balance Sheet as of  March 31, 2001
               c)   Notes to Financial Statements

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



                                   SIGNATURES

                                 CERTIFICATIONS



PART I--FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                         ACCOUNTANT'S COMPILATION REPORT



        To:   The General Partner of Rogers International Raw Materials Fund,
              L.P.:

        We have compiled the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. as of March 31, 2001 in accordance with standards established by the American Institute of Certified Public Accountants.

        A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion or any other form of assurance on it.



        Vorisek & Company, LLC
        Certified Public Accountants
        McHenry, IL
        April 29, 2003

                 ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                 BALANCE SHEET
                                 March 31, 2001
                                  (Unaudited)


                                    ASSETS

      Cash                                                        $  5,000
                                                                  ========


                             PARTNERSHIP CAPITAL

      General Partner Capital                                     $  5,000
                                                                  ========

                             PER UNIT INFORMATION

      Units Outstanding                                                 50
                                                                  ========

      Net Asset Value per Unit                                    $    100
                                                                  ========





                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          Notes to Financial Statements
                                   (Unaudited)

       In the opinion of management, the accompanying balance sheet includes all adjustments, consisting only of normal recurring items, necessary for its fair presentation in conformity with U.S. generally accepted accounting principles.

       The General Partner has advanced $172,700 in regulatory filing fees, legal fees and expenses on behalf of the Partnership. These fees will be reimbursed to the General Partner contingent upon the transfer of escrowed funds to the Partnership.

       Limited Partner interests have been sold with the proceeds placed in an Escrow Fund. These assets will not be paid to the Partnership until certain requirements are met, as listed in the limited partnership agreement. As of March 31, 2001, the Escrow Fund held $1,129,400 from the sale of Limited Partner interests.

       The Partnership has elected not to provide a statement of cash flows as permitted by Statement of Accounting Standards 102 " Statement of Cash Flows".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            FINANCIAL CONDITION

            There was no change in total equity in the three months ended March 31, 2001.

            RESULTS OF OPERATIONS

            NET REVENUES (LOSSES)

            The Partnership had no operations for three months ended March 31, 2001.


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

                           PART II--OTHER INFORMATION

ITEM 1.      Legal Proceedings.

             None

ITEM 6.      Exhibits and Reports on Form 8-K (Section 249.308 of this chapter).

                  a)   Required Exhibits:

             Exhibit 2 -- Plan of acquisition, reorganization, arrangement, liquidation, or succession
                          None
             Exhibit 3 -- Articles of Incorporation and By-laws
                          This required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
             Exhibit 4 -- Instruments defining the rights of security
                          holders, including indentures The required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
             Exhibit 10 -- Material Contracts
                          None
             Exhibit 11 -- Statement re computation of per share earnings
                          The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
             Exhibit 15 -- Letter re unaudited interim financial information
                          Not Applicable
             Exhibit 18 -- Letter re change in accounting principles
                          Not Applicable
             Exhibit 19 -- Report furnished to security holders
                          The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
             Exhibit 22 -- Published report regarding matters submitted to vote of security holders Not Applicable
             Exhibit 23 -- Consent of experts and counsel
                          Not Applicable
             Exhibit 24 -- Power of Attorney
                          Not Applicable
             Exhibit 99 - Certification Pursuant to Section 1350 of
                          Chapter 63 of Title 18 of the United States Code
                          See Exhibit 99

                  b)   Reports on Forms 8-K
              No reports on Form 8-K were filed during the first quarter of fiscal 2001

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

     April 29, 2003                            /s/ Richard Chambers
     --------------                            --------------------
          Date                           Chief Financial Officer of Beeland
                                              Management Company, LLC

     April 29, 2003                             /s/ Clyde Harrison
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

      Date: April 29, 2003

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

      Date April 29, 2003

                                             /s/ Richard Chambers
                                             --------------------
                                           Chief Financial Officer