Form 10-Q
period 2001-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-05-30
CIK 1118384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



For the transition period from __________________ to ___________________________


                        Commission File Number: 333-41780


                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
             (Exact name of registrant as specified in its charter)

                      ILLINOIS                           36-4368292
              (State of organization)       (I.R.S. Employer Identification No.)

      BEELAND MANAGEMENT COMPANY, LLC
              GENERAL PARTNER
         1000 HART ROAD, SUITE 210
         BARRINGTON, ILLINOIS 60010                 (847) 304-0450
      (Address of principal executive       (Registrant's telephone number,
                 offices)                        including area code)



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

                        PART I -- FINANCIAL INFORMATION


ITEM
1.      Financial Statements.

            a)   Accountants Compilation Report
            b)   Balance Sheet as of June 30, 2001
            c)   Notes to Financial Statements

ITEM
2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM
3.      Quantitative and Qualitative Disclosures About Market Risk.


ITEM
4.      Controls and Procedures

                          PART II -- OTHER INFORMATION


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


PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements.


                         ACCOUNTANT'S COMPILATION REPORT



     To:   The General Partner of Rogers International Raw Materials Fund, L.P.:

     We have compiled the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. as of June 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion or any other form of assurance on it.



     Vorisek & Company, LLC
     Certified Public Accountants
     McHenry, IL
     April 29, 2003

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                  BALANCE SHEET
                                  June 30, 2001
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

        Limited Partner interests have been sold with the proceeds placed in an Escrow Fund. These assets will not be paid to the Partnership until certain requirements are met, as listed in the limited partnership agreement. As of June 30, 2001, the Escrow Fund held $1,621,788 from the sale of Limited Partner interests.

        The Partnership has elected not to provide a statement of cash flows as permitted by Statement of Accounting Standards 102 " Statement of Cash Flows".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        FINANCIAL CONDITION

        There was no change in total equity in the six months ended June 30, 2001.

        RESULTS OF OPERATIONS

        NET REVENUES (LOSSES)

        The Partnership had no operations for six months ended June 30, 2001.


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

                           PART II--OTHER INFORMATION



ITEM 1. Legal Proceedings.

        None

ITEM 6. Exhibits and Reports on Form 8-K (Section 249.308 of this chapter).

             a)    Required Exhibits:

        Exhibit 2  - Plan of acquisition, reorganization, arrangement, liquidation, or succession
                     None
        Exhibit 3  - Articles of Incorporation and By-laws
                     This required exhibit is incorporated by reference from the exhibit included with Form S-1
                     Registration Statement and Amendments No. 333-41780.
        Exhibit 4  - Instruments defining the rights of security holders, including indentures by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
        Exhibit 10 - Material Contracts
                     None
        Exhibit 11 - Statement re computation of per share earnings
                     The required exhibit is incorporated by reference from the information contained in Part I,
                     Item 1, Financial Information.
        Exhibit 15 - Letter re unaudited interim financial information
                     Not Applicable
        Exhibit 18 - Letter re change in accounting principles
                     Not Applicable
        Exhibit 19 - Report furnished to security holders
                     The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
        Exhibit 22 - Published report regarding matters submitted to vote of security holders
                     Not Applicable
        Exhibit 23 - Consent of experts and counsel
                     Not Applicable
        Exhibit 24 - Power Attorney
                     Not Applicable
        Exhibit 99 - Certification Pursuant to Section 1350 of Chapter 63 of
                     Title 18 of the United States Code
                     See Exhibit 99


              b)     Reports on Forms 8-K
        No reports on Form 8-K were filed during the second quarter of fiscal 2001.

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

       Date: April 29, 2003
             --------------
                                                     /s/ Clyde Harrison
                                                  -----------------------
                                                  Chief Executive Officer

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

        Date April 29, 2003
             --------------
                                                  /s/ Richard Chambers
                                                  -----------------------
                                                  Chief Financial Officer