Form 10-Q
period 2001-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-05-30
CIK 1118384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to_______________________

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

                          PART I--FINANCIAL INFORMATION

ITEM 1.
          Financial Statements.

               a)   Accountants Compilation Report
               b)   Balance Sheet as of September 30, 2001
               c)   Notes to Financial Statements

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


PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements.


                         ACCOUNTANT'S COMPILATION REPORT


     To:   The General Partner of Rogers International Raw Materials Fund, L.P.:

     We have compiled the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. as of September 30, 2001 in accordance with standards established by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statement and, accordingly, do not express an opinion or any other form of assurance on it.



     Vorisek & Company, LLC
     Certified Public Accountants
     McHenry, IL
     April 29, 2003

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                                  BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)


                              ASSETS

      Cash                                                              $ 5,000
                                                                        =======



                        PARTNERSHIP CAPITAL


      General Partner Capital                                           $ 5,000
                                                                        =======


                       PER UNIT INFORMATION

      Units Outstanding                                                      50
                                                                        =======

      Net Asset Value per Unit                                          $   100
                                                                        =======



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

       The General Partner has advanced $202,700 in regulatory filing fees, legal fees and expenses on behalf of the Partnership. These fees will be reimbursed to the General Partner contingent upon the transfer of escrowed funds to the Partnership.

       Limited Partner interests have been sold with the proceeds placed in an Escrow Fund. These assets will not be paid to the Partnership until certain requirements are met, as listed in the limited partnership agreement. As of September 30, 2001, the Escrow Fund held $2,074,194 from the sale of Limited Partner interests.

       The Partnership has elected not to provide a statement of cash flows as permitted by Statement of Accounting Standards 102 "Statement of Cash Flows".

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            FINANCIAL CONDITION

            There was no change in total equity in the nine months ended September 30, 2001.

            RESULTS OF OPERATIONS

            NET REVENUES (LOSSES)

            The Partnership had no operations for nine months ended September 30, 2001.


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

                           PART II--OTHER INFORMATION

ITEM 1.      Legal Proceedings.

             None

ITEM 6.      Exhibits and Reports on Form 8-K (Section 249.308 of this chapter).

                  a)   Required Exhibits:

             Exhibit 2 -- Plan of acquisition, reorganization, arrangement, liquidation, or succession
                        None
             Exhibit 3  -- Articles of Incorporation and By-laws
                        This required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
             Exhibit 4 -- Instruments defining the rights of security holders, including indentures
                        The required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
             Exhibit 10 -- Material Contracts
                        None
             Exhibit 11 -- Statement re computation of per share earnings
                        The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
             Exhibit 15 -- Letter re unaudited interim financial information
                        Not Applicable
             Exhibit 18 -- Letter re change in accounting principles
                        Not Applicable
             Exhibit 19 -- Report furnished to security holders
                        The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
             Exhibit 22 -- Published report regarding matters submitted to vote of security holders
                        Not Applicable
             Exhibit 23 -- Consent of experts and counsel
                        Not Applicable
             Exhibit 24 -- Power of Attorney
                        Not Applicable
             Exhibit 99 -- Certification Pursuant to Section 1350 of Chapter 63
                        of Title 18 of the United States Code
                        See Exhibit 99


                  b)   Reports on Forms 8-K
             No reports on Form 8-K were filed during the third quarter of fiscal 2001.

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

      Date April 29, 2003
           --------------

                                  /s/ Richard Chambers
                                  --------------------
                                 Chief Financial Officer