Form 10-Q
period 2003-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-08-14
CIK 1118384

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to____________________

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

                          PART I--FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          a)   Accountants Review Report

          b) Statement of Financial Condition as of June 30, 2003 and December 31, 2002.

          c) Statement of Operations for the three months and six months ended June 30, 2003 and 2002

          d) Statement of Changes in Partner's Equity for the six months ended June 30, 2003.

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

                           PART II--OTHER INFORMATION

ITEM 1.   Legal Proceedings.

ITEM 6.   Exhibits and Reports on Form 8-K (ss. 249.308 of this chapter).

          a)   Exhibits required by Item 601 of Regulation S-K

          b)   Reports on Form 8-K

                                   SIGNATURES

                                 CERTIFICATIONS



PART I--FINANCIAL INFORMATION

ITEM 1.        Financial Statements.

                                ACCOUNTANT'S REVIEW REPORT


               To the General Partner of Rogers International Raw Materials Fund, L.P.(A Limited Partnership):

               We have reviewed the statement of financial condition of Rogers International Raw Materials Fund, L.P. as of as of June 30, 2003 and the related statements of operations, and changes in partners' equity for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in the financial statements is the representation of the management of Rogers International Raw Materials Fund, L.P.

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


               /s/ Vorisek & Company, LLC

               Vorisek & Company, LLC
               Certified Public Accountants
               McHenry, IL
               July 24, 2003

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                        STATEMENT OF FINANCIAL CONDITION
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (unaudited)


                                                    6/30/2003      12/31/2002
                                                    ---------      ----------
                ASSETS
Cash at bank                                        $  16,170       $ 182,497
Cash at broker                                        478,960       1,010,459
Investment in securities                            6,069,375       5,998,810
Unrealized net trading gain                            92,217         332,325
Interest receivable                                    97,500             239
                                               ---------------  --------------
   Total Assets                                   $ 6,754,222      $7,524,330
                                               ===============  ==============

             LIABILITIES

Commissions payable                                  $  2,609       $   2,839
Accrued management fees                                12,551          13,014
Administrative fees payable                            28,411          41,161
Organizational costs payable                       --                 167,699
Redemptions payable                                    86,577          21,361
                                               ---------------  --------------
  Total Liabilities                                   130,148         246,074
                                               ---------------  --------------

          PARTNERSHIP EQUITY

Limited Partners Equity                             6,624,074       7,278,256
                                               ---------------  --------------
Total Liabilities and Partnership Equity          $ 6,754,222      $7,524,330
                                               ===============  ==============


         See accompanying notes and accountants reports.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                             STATEMENT OF OPERATIONS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (unaudited)

                                         3 m/e          6 m/e          3 m/e          6 m/e
                                       6/30/2003      6/30/2003      6/30/2002      6/30/2002
                                       ---------      ---------      ---------      ---------
           REVENUE
Realized net trading gain/(loss)       $(384,058)     $ 843,180      $ 409,883      $ 731,001
Realized gain/(loss) on securities            --         49,935        (24,331)       (35,881)
Change in unrealized net trading
   gain/(loss)                           638,646       (240,108)      (254,719)       153,335
Change in unrealized gain/(loss)
   on securities                         (25,312)       (92,261)        53,172         24,175
Foreign exchange gain                      5,779         12,102          3,927          4,280
Interest income - securities              48,481         95,256         56,962        104,712
Interest income                              934          3,798          4,891          8,436
                                       ---------      ---------      ---------      ---------

  Total Revenue                          284,470        671,902        249,785        990,058
                                       ---------      ---------      ---------      ---------

           EXPENSE

Commissions                               13,290         24,899         14,354         22,438
Management fees                           36,553         76,611         36,018         64,388
Administrative fees                       23,986         51,002         25,428         47,621
Amortization expense                          --             --             --         21,566
                                       ---------      ---------      ---------      ---------

   Total Expense                          73,829        152,512         75,800        156,013
                                       ---------      ---------      ---------      ---------

Net Income                             $ 210,641      $ 519,390      $ 173,985      $ 834,045
                                       =========      =========      =========      =========


         See accompanying notes and accountants reports.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (unaudited)


                                                                     6 m/e
                                                                    6/30/2003
                                                                    ---------

      Beginning of Period Equity                                   $ 7,278,256

      Additions                                                        --

      Net income                                                       519,390

      Withdrawals                                                   (1,173,572)
                                                                 --------------

      End of Period Equity                                         $ 6,624,074
                                                                 ==============





                  Per unit data                    6/30/2003       12/31/2002
                  -------------                    ---------       ----------

      Net asset value                                $  122.69       $  114.56
                                                  =============  ==============

      Units outstanding                                 53,991          63,531
                                                  =============  ==============


                 See accompanying notes and accountants report.

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)

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

                ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)

      Note 3. Partnership Capital and Redemption's:
               Limited Partners may withdraw capital, with no less than 60 days prior written notice to the General Partner, after a three-month initial holding period.
               Until the initial closing, the purchase price of a unit was $100. Thereafter, the purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units at month end.
               The General Partner and its principals are required to make a minimum investment of $25,000 in the Partnership. This requirement was exceeded at June 30, 2003.

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

                ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (unaudited)


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            FINANCIAL CONDITION

            Total equity decreased by $654,182 in the six months ended June 30, 2003, due to limited partner withdrawals of $1,173,572 and net income of $519,390.

            RESULTS OF OPERATIONS

            NET REVENUES (LOSSES)

            The realized net trading gains (losses) of $(384,058), $843,180, $409,883 and $731,001 are the results of three and six months of trading ending June 30, 2003 and 2002. The realized trading gains (losses) on securities were $0, $49,935, ($24,331) and ($35,881) for the same periods. The interest income includes accrued interest income on securities of $48,481, $95,256, $56,962 and $104,712 for the same periods.

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

                           PART II--OTHER INFORMATION

ITEM 1.      Legal Proceedings.

             None

ITEM 6.      Exhibits and Reports on Form 8-K (ss.249.308 of this chapter).

                  a)  Required Exhibits:
                                       -

             Exhibit 2 - Plan of acquisition, reorganization, arrangement, liquidation, or succession
                         None
             Exhibit 3 - Articles of Incorporation and By-laws
                         This required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
             Exhibit 4 - Instruments defining the rights of security holders, including indentures The required exhibit is incorporated by reference from the exhibit included with Form S-1 Registration Statement and Amendments No. 333-41780.
             Exhibit 10 - Material Contracts
                        None
             Exhibit 11 - Statement re computation of per share earnings
                        The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
             Exhibit 15 - Letter re unaudited interim financial information
                        Not Applicable
             Exhibit 18 - Letter re change in accounting principles
                        Not Applicable
             Exhibit 19 - Report furnished to security holders
                        The required exhibit is incorporated by reference from the information contained in Part I, Item 1, Financial Information.
             Exhibit 22 - Published report regarding matters submitted to vote of security holders Not Applicable
             Exhibit 23 - Consent of experts and counsel
                        Not Applicable
             Exhibit 24 - Power of Attorney
                        Not Applicable
             Exhibit 25 - Financial Data Schedule
                        Not Applicable
             Exhibit 31 - Certification of CEO and CFO Pursuant to Section
                        302 of the Sarbanes-Oxley Act See Exhibit 31.1 and 31.2
             Exhibit 32 - Certification of CEO and CFO Pursuant to Section 906
                          of the Sarbanes-Oxley Act See Exhibit 32.1 and 32.2

                  b)  Reports on Forms 8-K
                      No reports on Form 8-K were filed during the second quarter of fiscal 2003.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Rogers International Raw Materials Fund, L.P.
                              ---------------------------------------------
                                             (Registrant)

July 28, 2003                            /s/ Richard Chambers
-------------                            --------------------
     Date             Chief Financial Officer of Beeland Management Company, LLC

July 28, 2003                             /s/ Clyde Harrison
-------------                             ------------------
     Date             Chief Executive Officer of Beeland Management Company, LLC