Form 10-Q
period 2003-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2003-11-14
CIK 1118384

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

                          PART I--FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

         a) Statement of Financial Condition as of September 30, 2003 and December 31, 2002.

         b) Statement of Operations for the three months and nine months ended September 30, 2003 and 2002

         c) Statement of Changes in Partner's Equity for the nine months ended September 30, 2003.

         d)   Notes to Financial Statements

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

                           PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings.

ITEM 6.  Exhibits and Reports on Form 8-K (ss. 249.308 of this chapter).

         a)   Exhibits required by Item 601 of Regulation S-K

         b)   Reports on Form 8-K

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                        STATEMENT OF FINANCIAL CONDITION
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                                 9/30/2003      12/31/2002
                             ASSETS
Cash at bank                                    $  131,081      $  182,497
Cash at broker                                     604,969       1,010,459
Investment in securities                         6,034,688       5,998,810
Unrealized net trading gain                        154,546         332,325
Interest receivable                                 49,295             239
                                                ----------      ----------

   Total Assets                                 $6,974,579      $7,524,330
                                                ==========      ==========

                           LIABILITIES

Commissions payable                             $    2,616      $    2,839
Accrued management fees                             13,078          13,014
Administrative fees payable                         31,241          41,161
Organizational costs payable                            --         167,699
Redemptions payable                                     --          21,361
                                                ----------      ----------

  Total Liabilities                                 46,935         246,074
                                                ----------      ----------

                       PARTNERSHIP EQUITY

Limited Partners Equity                          6,927,644       7,278,256
                                                ----------      ----------

Total Liabilities and Partnership Equity        $6,974,579      $7,524,330
                                                ==========      ==========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                             STATEMENT OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002


                                                 3 m/e            9 m/e           3 m/e             9 m/e
                                               9/30/2003        9/30/2003       9/30/2002         9/30/2002
                                               ---------       -----------      ----------       -----------
              REVENUE
Realized net trading gain                      $ 254,702       $ 1,097,882       $ 359,106       $ 1,090,107
Realized gain/(loss) on securities                    --            49,935          19,131           (16,750)
Change in unrealized net trading
   gain/(loss)                                    62,329          (177,779)        124,555           277,890
Change in unrealized gain/(loss) on
   securities                                    (34,687)         (126,948)         19,248            43,423
Foreign exchange gain/(loss)                       3,807            15,909          (2,180)            2,100
Interest income - securities                      49,279           144,535          10,179           114,891
Interest income                                    1,525             5,323           3,752            12,186
                                               ---------       -----------       ---------       -----------

  Total Revenue                                  336,955         1,008,857         533,791         1,523,849
                                               ---------       -----------       ---------       -----------

              EXPENSE

Commissions                                       11,517            36,416          12,557            34,995
Management fees                                   38,518           115,129          39,598           103,986
Administrative fees                               23,987            74,989          23,800            71,421
Amortization expense                                  --                --              --           189,265
                                               ---------       -----------       ---------       -----------

  Total Expense                                   74,022           226,534          75,955           399,667
                                               ---------       -----------       ---------       -----------

Net Income                                     $ 262,933       $   782,323       $ 457,836       $ 1,124,182
                                               =========       ===========       =========       ===========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003




                                                   9 m/e
                                                  9/30/2003
                                                 -----------
Beginning of Period Equity                       $ 7,278,256

Additions                                             52,550

Net income                                           782,323

Withdrawals                                       (1,185,485)
                                                 -----------

End of Period Equity                             $ 6,927,644
                                                 ===========




            Per unit data                     9/30/2003         12/31/2002
            -------------                     ---------         ----------
Net asset value                               $  127.56          $  114.56
                                              =========          =========

Units outstanding                                54,307             63,531
                                              =========          =========

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003


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

     Hart Capital Management, Inc. ("Hart") is the investment manager for the Partnership. Hart is a division of Arbor Research & Trading, Inc. ("Arbor"), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment management, advisory and research services with respect to the investing and trading activities of the Partnership. Hart will be paid an annual advisory fee of 0.5% of the average month end market value of the Portfolio under management.

                ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2003

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

     The General Partner and its principals are required to make a minimum investment of $25,000 in the Partnership. This requirement was exceeded at September 30, 2003.

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

                  ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003



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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        FINANCIAL CONDITION

        Total equity decreased by $350,612 in the nine months ended September 30, 2003, due to limited partner additions (withdrawals) of $52,550 and ($1,185,485) and net income of $782,323.

        RESULTS OF OPERATIONS

        Net Revenues (Losses)

        The realized net trading gains of $254,702, $1,097,882, $359,106 and $1,090,107 are the results of three and nine months of trading ending September 30, 2003 and 2002. The realized trading gains (losses) on securities were $0, $49,935, $19,131 and ($16,750) for the same periods. The interest income includes accrued interest income on securities of $49,279, $144,535, $10,179 and $114,891 for the same periods.

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable

ITEM 4. Controls and Procedures.

        (a) Evaluation of Disclosures and Procedures

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

                      Not Applicable

        Exhibit 25 -  Financial Data Schedule

                      Not Applicable

        Exhibit 31 -  Certification of CEO and CFO Pursuant to Section 302 of
                      the Sarbanes-Oxley Act See Exhibit 31.1 and 31.2

        Exhibit 31 -  Certification of CEO and CFO Pursuant to Section 906 of
                      the Sarbanes-Oxley Act See Exhibit 32.1 and 32.2

            b)  Reports on Forms 8-K

                No reports on Form 8-K were filed during the third quarter of fiscal 2003.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Rogers International Raw Materials Fund, L.P.
                                   ---------------------------------------------
                                                   (Registrant)

November 7, 2003                                 /s/ Richard Chambers
----------------                                 --------------------
      Date            Chief Financial Officer of Beeland Management Company, LLC
                      ----------------------------------------------------------

November 7, 2003                                 /s/ Walter Thomas Price III
----------------                                 ---------------------------
      Date            Chief Executive Officer of Beeland Management Company, LLC
                      ----------------------------------------------------------