Form 10-K
period 2003-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2004-03-30
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File number: 333-41780

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Exact name of registrant as specified in its charter)

Illinois	36-4368292
(State of Organization)	(IRS Employer Identification Number)

c/o Beeland Management Company, L.L.C. General Partner 1000 Hart Road, Suite 210 Barrington, Illinois	60010
(Address of principal executive offices)	(Zip Code)

(312) 264-4375

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)  ☐  Yes  ☒  No

        The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of June 30, 2003, was approximately $6,463,712. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Total number of Pages: 21 plus exhibits

PART I

ITEM 1.	BUSINESS

Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership established in May 2000. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. Futures contracts are contracts executed on a commodity exchange that provide generally for the future delivery of various commodities at a specified date, time and place. When traded on an exchange, forward contracts are the equivalent of a futures contract. When not traded on an exchange, forward contracts are contracts for the purchase or sale of a commodity (such as currencies) for delivery at a future date, which contain terms and conditions specifically negotiated by the parties. Although Beeland Management Company, L.L.C. (“Beeland Management”), the general partner of the Partnership, does not currently intend to do so, the Partnership may also purchase forward contracts in the off exchange or “OTC” marketplace under certain circumstances if, in the sole discretion of Beeland Management, there is sufficient liquidity and depth in the relevant off exchange markets. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of units and from the retention of any profits generated from the Partnership’s trading.

The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index. The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded in established markets as futures and forward contracts. There are no “short” positions within the Index.

The Index was developed by James Beeland Rogers, Jr., the majority owner-member of Beeland Management, to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. It is designed to address the needs of expanding world trade. As a licensee of the Index, Beeland Management controls the components of the Index which the Partnership is designed to track. The weightings of the Index were selected by James Rogers based on his perception of the relative importance of those raw materials.

The Partnership’s principal objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The performance of the Partnership is not correlated with traditional securities markets. In other words, the performance of the Partnership is largely independent from how the traditional equity and debt markets perform. Accordingly, the Partnership’s returns will not necessarily increase when that of stocks or bonds increase and will not necessarily decrease when that of stocks or bonds decrease. However, the fact that the Partnership’s performance is non-correlated with traditional securities markets does not mean that the Partnership’s performance has a negative correlation with such markets. In other words, the Partnership will not necessarily perform better when traditional markets decline, or perform worse when the traditional markets are rising. Rather, the Partnership’s results may parallel either stocks or bonds, or both, during significant periods of time.

The Partnership commenced trading during November 2001. The Partnership will terminate December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement.

ITEM 2.	PROPERTIES

The Partnership owns no properties.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS

There is no established market for the partnership units. The units are offered on a best efforts basis by both representatives of Beeland Management and certain broker-dealers. An offering on a best efforts basis is one in which the securities dealers participating in the offering are under no obligation to purchase any of the securities being offered and, therefore, no specified number of securities are guaranteed to be sold and no specified amount of money is guaranteed to be raised. Derivatives Portfolio Management, L.L.C., Two Worlds Fair Drive, P.O. Box 6741, Somerset, New Jersey, serves as the Fund’s subscription agent, as well as the Fund’s redemption agent.

The Fund’s initial public offering was held during Fiscal Year 2001. The units were initially offered for sale at a fixed price of $100 per unit. An initial closing was held after a minimum of 50,000 units in subscriptions was received.

The net proceeds of the offering, after deducting the subscription fee, were placed in a trading account with the futures commission merchant. The proceeds were used to acquire a portfolio of futures positions consistent with the Fund’s trading policies as well as US Treasury securities. Generally, not more than 25% of the Fund’s assets are maintained in the Fund’s trading account with the futures commission merchant. Trading account assets are used to satisfy minimum margin requirements for the Fund’s unrealized futures positions. Consistent with the Commodity Exchange Act, all of the assets of the Fund are maintained in cash and segregated customer funds, except assets, if any, committed as margin on some non-US futures and option transactions.

The Fund’s trading account assets which are not committed as margin may be invested in US Treasury securities. The Fund attempts to always maintain sufficient balances in US Treasury securities to close out open commodity or commodity futures positions.

After the initial closing, the purchase price of units is the net asset value per unit as of the close of trading on the trading day preceding the effective date of the purchase. The net asset value per unit is determined by dividing the Fund’s net assets (total assets, including the value of its portfolio of futures positions, minus total liabilities of the Fund) by the aggregate number of units outstanding as of the time of calculation. This net asset value may be more or less than $100 per unit. Investors may obtain information concerning the net asset value per unit from Derivatives Portfolio Management. Its telephone number is (732) 563-0030. In addition, each limited partner will be given a password for access to a web site for the Fund that will report net asset value on a weekly basis.

There were approximately 375 Limited Partners at December 31, 2003. The Fund has not paid any dividends. There are no securities authorized for issuance under equity compensation plans. The following table shows for the periods indicated the high and low sales prices for units.

	High	Low
January—March 2003	$129.52	$118.81
April—June 2003	$122.69	$112.98
July—September 2003	$130.98	$124.40
October—December 2003	$142.38	$132.56

ITEM 6.	SELECTED FINANCIAL DATA

	2003	2002	2001
Net gain (loss) from trading activities and investment income	$2,056,093	$1,756,496	$(11,182)
Total expenses	$267,777	$428,941	$384,438
Net income (loss)	$1,788,316	$1,327,555	$(395,620)
Net income (loss) per unit	$27.82	$20.90	$(7.45)
Total units outstanding	59,806	63,531	53,124
Total assets	$14,239,347	$7,524,330	$5,208,217
Total obligations	$5,724,341	$246,074	$305,514

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership’s principle objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading is designed to replicate the positions which comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership invests and trades solely on the “long side” of the market. Beeland Management, as general partner, manages all business of the Partnership.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

Trading in forward contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

Other than these limitations on liquidity, which are inherent in the Partnership’s futures trading operations, the Partnership’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

Net Gain (Loss) from Trading Activities and Investment Income	2003	2002	2001
Realized net gains (losses)	$1,641,850	$1,298,311	(42,290)
Unrealized gains	245,940	370,218	12,180
Foreign exchange gains (losses)	23,456	3,529	(645)
Commissions	(50,518)	(46,665)	(7,518)
Interest income	195,365	131,103	27,091

Total Net Gain (Loss) from Trading Activities and Investment Income	$2,056,093	$1,756,496	(11,182)

Expenses	2003	2002	2001
Management fees	164,749	144,394	16,417
Administrative fees	103,028	145,282	24,889
Organizational cost amortization		139,265	343,132

Total Expenses	$267,777	$428,941	$384,438

The Partnership pays various fees and expenses on a continuing basis which include management fees, advisory fees, and brokerage commissions and transaction fees.

Cash flows used in operating activities were used primarily to purchase US Government obligations. The remaining cash was provided by realized trading gains and interest and was used for operating expenses net of any payables and receivables.

Cash flows provided by financing activities were from the sale of Partnership units, net of any subscription fees paid and any subscriptions receivable, and reduced by redemptions of Partnership units.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership intends to trade in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, the Partnership could experience substantial losses.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

CRITICAL ACCOUNTING POLICIES—VALUATION OF THE PARTNERSHIP’S POSITIONS

Beeland Management believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Beeland Management expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

The Partnership is a speculative index fund designed to replicate positions in a commodity index. The market sensitive instruments held by it are acquired for speculative purposes, and all or a substantial amount of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements can produce frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Partnership’s market sensitive instruments.

QUANTIFYING THE PARTNERSHIP’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk. The Partnership uses the absolute value of unrealized profit or loss by market sector as the measure of its Value at Risk.

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2003.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	186,637	2.19%
Metals	242,274	2.85%
Energy	430,207	5.05%
TOTAL:	859,118	10.09%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as potentially many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables—as well as the past performance of the Partnership—give no indication of this “risk of ruin.”

NON-TRADING RISK

The Partnership may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The Partnership also may have non-trading market risk as a result of investing in U.S. Treasury instruments. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures—except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by Beeland Management for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2003 by market sector.

Energy. The Partnership’s primary energy market exposure is to crude oil pricing movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural. The Partnership’s primary commodities exposure is to agricultural pricing movements in wheat, corn, soybeans, cotton, and coffee. Each of these are often directly affected by severe or unexpected weather conditions or by the level of import and export activity between countries.

Metals. The Partnership’s primary metal market exposure is to fluctuations in the price of aluminum, copper, gold, silver and zinc. Each of these metals is subject to substantial pricing fluctuations based on international supply and demand.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Partnership attempts to manage the risk of the Partnership’s open positions is essentially the same in all market categories traded. Price Asset Management applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Beeland Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points for each of the Partnership’s trading advisors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 8:

Page
Financial Statements

Statements of Financial Condition as of December 31, 2003 and December 31, 2002	10

Schedule of Investments as of December 31, 2003	11

Statements of Operations for the Years Ended December 31, 2003, December 31, 2002 and December 31, 2001	12

Statements of Changes in Partners’ Capital for the Years Ended December 31, 2003, December 31, 2002 and December 31, 2001	13

Notes to Financial Statements Dated December 31, 2003	14-16

INDEPENDENT AUDITORS’ REPORT

Partners of Rogers International Raw Materials Fund, L.P.:

We have audited the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. (“the Partnership”), including the schedule of investments, as of December 31, 2003 and the related statements of operations and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Rogers International Raw Materials Fund, L.P. as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 were audited by other auditors whose report dated February 18, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2003, and the results of its operations and changes in partners’ capital for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/    Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 25, 2004

[Page Intentionally Left Blank]

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash at bank	$2,711,877	$182,497
Cash at broker	609,790	1,010,459
Investment in US Government obligations	10,261,500	5,998,810
Unrealized net trading gains on open futures contracts	620,470	332,325
Interest receivable	35,710	239

Total Assets	$14,239,347	$7,524,330

LIABILITIES
Commissions payable	$3,794	$2,839
Accrued management fees	20,592	13,014
Administrative fees payable	189,446	41,161
Organizational costs payable	—	167,699
Redemptions payable	2,742,486	21,361
Subscriptions received in advance	2,768,023	—

Total Liabilities	5,724,341	246,074

PARTNERS’ CAPITAL
Limited Partners’ Capital	8,515,006	7,278,256

Total Liabilities and Partners’ Capital	$14,239,347	$7,524,330

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2003

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost—$10,253,632)
US Treasury Notes, due 2/28/05, at 1.625%, principal amount $4,200,000		$4,218,375	49.54%
US Federal Home Loan Bank Notes due 12/15/04, at 2.125%, principal amount $6,000,000		6,043,125	70.97

		$10,261,500	120.51%

Open Futures Contracts:
	Number of Contracts
Unrealized gains (97.75% US based)
Energy	151	$430,207	5.05
Metals	83	241,274	2.83
Agricultural	90	68,313	0.80

	324	$739,794	8.68%

Unrealized losses (93% US based)
Agricultural	182	118,324	1.39
Metals	1	1,000	0.01

	183	$119,324	1.40%

Unrealized net trading gains on open futures contracts		$620,470

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Trading gains (losses):
Realized net trading gains (losses)—commodities	$1,678,287	$1,315,061	$(42,290)
Realized losses on securities	(36,437)	(16,750)
Change in unrealized net trading gains—commodities	288,145	303,070	29,255
Change in unrealized gains (losses) on securities	(42,205)	67,148	(17,075)
Foreign exchange gains (losses)	23,456	3,529	(645)
Commissions	(50,518)	(46,665)	(7,518)

Net gains (losses) from trading activities	1,860,728	1,625,393	(38,273)

Investment Income:
Interest income—US Government obligations	186,353	114,891	24,000
Interest income—Other	9,012	16,212	3,091

	195,365	131,103	27,091

Expenses:
Management fees	164,749	144,394	16,417
Administrative fees	103,028	145,282	24,889
Amortization expense		139,265	343,132

	267,777	428,941	384,438

Net investment loss	(72,412)	(297,838)	(357,347)

Net income (loss)	$1,788,316	$1,327,555	$(395,620)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2003, 2002 and 2001

	Limited Partners	General Partner	Total
12/31/2000 Partners’ Capital	—	$5,000	$5,000
Additions	$5,298,323	—	$5,298,323
Net loss	(395,620)	—	(395,620)
Withdrawals	—	$(5,000)	(5,000)

12/31/2001 Partners’ Capital	$4,902,703	—	$4,902,703
Additions	1,318,457	—	1,318,457
Net income	1,327,555	—	1,327,555
Withdrawals	(270,459)	—	(270,459)

12/31/2002 Partners’ Capital	$7,278,256	—	$7,278,256
Additions	3,577,748	—	3,577,748
Net income	1,788,316	—	1,788,316
Withdrawals	(4,129,314)	—	(4,129,314)

12/31/2003 Partners’ Capital	$8,515,006	—	$8,515,006

Per unit data	12/31/2003	12/31/2002	12/31/2001

Net asset value	$142.38	$114.56	$92.29

Units outstanding	59,806	63,531	53,124

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase forward contracts in the “OTC” marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index (the “Index”) and positions are rebalanced monthly to maintain the Index. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

Net Assets: The valuation of net assets includes unliquidated commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Profit and Loss Allocation: Limited Partners share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to the total partners’ capital.

Income Taxes: No provision for Federal income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income or loss.

Revenue Recognition: Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures is based upon the most recent available settlement price on the appropriate commodity exchanges. US Treasury securities and other US Government obligations are reported at market. Changes in unrealized gains or (losses) represent the total increases (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period.

Interest Income Recognition: The Partnership records interest income in the period it is earned.

Note 2. Agreements and Related Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C. The General Partner is responsible for the trading decisions of the Partnership.

The Partnership pays a monthly management fee to the General Partner equal to 0.1875% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (2.25% per annum).

If the amount of management fees paid to the Partnership’s General Partner during a year does not equal or exceed one percent (1%) of the amount of the Partnership’s net profits for that year, the General Partner will receive an allocation of profits in an amount equal to the difference between one percent of the net profits and the amount of the management fees paid.

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Hart Capital Management, Inc. (“Hart”) is the investment manager for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment management, advisory and research services with respect to the investing and trading activities of the Partnership. Hart is paid an annual advisory fee of 0.5% of the average month-end market value of the Portfolio under management.

Uhlmann Price Securities L.L.C., one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. In addition, Uhlmann Price Securities L.L.C. receives 1.0% of all contributions.

In addition, there is an annual trailing servicing fee up to 1% of the net asset value of the specific partner’s capital account payable to Beeland Management, most of which will be paid to soliciting broker-dealers for ongoing investor services.

The Price Futures Group, Inc., a related party to the General Partner, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Limited Partners may withdraw capital, with no less than 60 days prior written notice to the General Partner, after a three-month initial holding period.

Note 4. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

In connection with its trading activities, the Partnership enters into transactions in a variety of securities and derivative financial instruments, primarily exchange-traded futures contracts. These derivative financial instruments may have market and/or credit risk in excess of the amounts recorded in the statement of financial condition.

Market Risk—Market risks arise from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional contract value of futures contracts purchased. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments serves to modify or offset market risk associated with other transactions and, accordingly, serves to decrease the Partnership’s overall exposure to market risks. The Partnership attempts to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk—Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all futures contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentration of Credit Risk—The Partnership clears all of its trades through one clearing broker. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions.

The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits.

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Note 5. Financial Highlights:

Financial highlights for the year ended December 31, 2003 are as follows:

Ratio of Net Investment Loss to Average Net Assets	(1.03)%

Ratio of Expenses to Average Net Assets	3.80%

Total Return	24.28%

The above ratios were calculated for the limited partner class taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

Unrealized Holdings at 12/31/02

	Regulated Futures		Non-Regulated Futures
Futures Contract Values	Fair Value	Notional Value	Fair Value	Notional Value
Purchase Contracts
Assets	$537,418	$3,885,000	$6,631	$244,000
Liabilities	(184,605)	1,953,000	(28,207)	990,000
Sell Contracts
Assets	—	—	1,088	46,000
Liabilities	—	—	—	—

Total	$352,813	$5,838,000	$(20,488)	$1,280,000

Contract Maturity Dates	Fair Value	Notional Value	Fair Value	Notional Value
February 2003	$490,762	$3,689,000	$(13,264)	$1,169,000
March 2003	(140,999)	2,004,000	(7,224)	111,000
April 2003	3,050	145,000	—	—

Total	$352,813	$5,838,000	$(20,488)	$1,280,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership changed its independent public accountants on February 23, 2004 and appointed Altschuler, Melvoin and Glasser LLP to serve as its independent public accountants for the 2003 fiscal year. See Item 15.(b).

ITEM 9A.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this annual report is being prepared. The principal executive officer and financial and principal accounting officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The general partner and commodity pool operator of the Partnership is Beeland Management Company, L.L.C. The executive officers of Beeland Management are as follows:

James Beeland Rogers, Jr., age 60, has been the majority owner and a member of Beeland Management since inception in 1998. Mr. Rogers, a co-founder of the Quantum Fund in the 1970s, is the author of Adventure Capitalist (Random House, 2003) and Investment Biker; On the Road with Jim Rogers (Random House, 1994). He developed, compiled and owns the Index. Although Mr. Rogers’ career spans over 30 years, during the last five years he has been semi-retired and traveling extensively around the world. However, during that period, he has been a regular commentator and columnist in various media dealing with economy and finance matters and is an occasional Visiting Professor at Columbia University. Mr. Rogers is an investor who has been chronicled in John Train’s THE NEW MONEY MASTERS and Jack Schwager’s Market Wizards, as well as in Barons, Forbes, Fortune, The Financial Times and The Wall Street Journal.

Walter Thomas Price III, age 62, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal.

Clyde C. Harrison, age 59, is the Founding Member of Beeland Management and has been a member since its inception in 1998. Mr. Harrison has agreed to provide administrative services to the Partnership under a contract which contains standard noncompete provisions. Since mid-1997, Mr. Harrison has devoted most of his business time to the administration of the Index and the Rogers Raw Materials Fund. For the immediately prior two years, Mr. Harrison had been an official, first with Nutmeg Securities, Inc., where he served as a pension fund consultant and in the institutional stock execution business and later, in a similar capacity with a division of a New York-based broker-dealer. Since March 1998, Mr. Harrison has been a registered representative of Oakbrook Investment Brokers, Inc., a registered broker-dealer and he is also currently a registered representative with Uhlmann Price Securities, the selling group manager for the Partnership. Mr. Harrison has been a Member of the Managed Futures Committee of the Chicago Mercantile Exchange. In the course of his over 35 year career, Mr. Harrison has served as a Special

Consultant to the Chairman of the Chicago Board Options Exchange, Inc., particularly on the institutional investment community, and as general partner of a number of private investment and trading funds.

Brian Cornell, age 44, has been a Managing Member of Beeland Management since 1998. His duties primarily involve the rules and procedures whereby the Partnership will effect trades corresponding to the Index, including but not limited to (i) periodic adjustments to the Index and the Partnership, (ii) contract market selection for contracts comprising the Index, (iii) procedures to correlate trading in the Partnership with the composition of the Index and regular, periodic valuation of the Partnership and the Index. Through a wholly owned company, Cornell Investment Advisory, L.L.C., he also has provided the Rogers Raw Materials Fund and will provide the Partnership with a portfolio monitoring facility. The fees due to Cornell Investment pursuant to its contract with Beeland Management are payable by Beeland Management and not by the Partnership. He has traded, managed and provided brokerage services for futures portfolios since 1982, most recently as a senior official at two well known futures commission merchants and commodity trading advisors. In addition, he has authored numerous articles on risk management and has been featured in The New York Times, The Wall Street Journal and in Institutional Investor.

Richard L. Chambers, age 59, has been a Managing Member of Beeland Management since 1998. Mr. Chambers serves as Treasurer of Beeland Management. He is responsible for investment of funds not required for margin and is also responsible for administrative activity. Mr. Chambers is also the managing principal of Hart Capital Management, a registered investment adviser and a division of Arbor Research & Trading, Inc. Mr. Chambers has over 30 years experience in the fixed income securities business as both a dealer and a portfolio manager.

ITEM 11.	EXECUTIVE COMPENSATION

See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Clyde C. Harrison, founding member of Beeland Management, owned approximately 349.36 units, or approximately 0.58% of the total outstanding units, as of December 31, 2003. Such units had a net asset value of approximately $49,741.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in Item 7, Operating Expenses.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. See Item 15.(b) below. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Vorisek & Company, LLC (the “Firm”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

2002	$15,225
2003	$21,090

(2)	Audit-Related Fees. See Item 15.(b) below. None.

(3)	Tax Fees. See Item 15.(b) below.

2002            $8,000

2003            $8,000

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

(b) No reports on Form 8-K were filed during fiscal 2003. The Partnership filed a report on Form 8-K on February 23, 2004 changing its independent public accountants for the 2003 fiscal year. Such report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2004.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P. (Registrant)

By: Beeland Management, L.L.C. General Partner

By: /s/ Walter Thomas Price III

Walter Thomas Price III Managing Member

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002