Form 10-Q
period 2004-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2004-05-17
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 333-41780

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Exact name of registrant as specified in charter)

Delaware	36-4368292
(State of Organization)	(IRS Employer Identification Number)

c/o Beeland Management Company, L.L.C. General Partner 141 West Jackson Boulevard Suite 1340A Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

(312) 264-4375

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Total number of Pages: 18 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2004 and December 31, 2003

	3/31/2004 Unaudited	12/31/2003
ASSETS
Cash at bank	$2,677,756	$2,711,877
Cash at broker	1,815,445	609,790
Investment in US Government obligations	13,111,250	10,261,500
Unrealized net trading gains on open futures contracts	629,609	620,470
Interest receivable	50,783	35,710
Other assets	1,874

Total Assets	$18,286,717	$14,239,347

LIABILITIES
Commissions payable	$4,697	$3,794
Accrued management fees	21,467	20,592
Administrative fees payable	167,348	189,446
Redemptions payable	12,647	2,742,486
Subscriptions received in advance	2,287,596	2,768,023

Total Liabilities	2,493,755	5,724,341

PARTNERS’ CAPITAL
Limited Partners’ Capital	15,792,962	8,515,006

Total Liabilities and Partners’ Capital	$18,286,717	$14,239,347

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of March 31, 2004

(unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $13,099,597)

US Treasury Notes, due 8/31/05, at 2%, principal amount $7,000,000	$7,070,000	44.77%
US Federal Home Loan Bank Notes, due 12/15/04, at 2.125%, principal amount $6,000,000	6,041,250	38.25%

	$13,111,250	83.02%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (96.94% US based)
Agricultural	270	$351,662	2.23%
Energy	174	114,190	0.72%
Metals	89	303,899	1.92%

	533	$769,751	4.87%

Unrealized losses (77.17% US based)
Agricultural	83	$112,811	0.71%
Energy	12	6,334	0.04%
Metals	7	20,997	0.13%

	102	$140,142	0.88%

Unrealized net trading gains on open futures contracts		$629,609	3.99%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2003

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $10,253,632)

US Treasury Notes, due 2/28/05, at 1.625%, principal amount $4,200,000	$4,218,375	49.54%
US Federal Home Loan Bank Notes, due 12/15/04, at 2.125%, principal amount $6,000,000	6,043,125	70.97%

	$10,261,500	120.51%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (97.75% US based)
Agricultural	90	$68,313	0.80%
Energy	151	430,207	5.05%
Metals	83	241,274	2.83%

	324	$739,794	8.68%

Unrealized losses (93% US based)
Agricultural	182	118,324	1.39%
Metals	1	1,000	0.01%

	183	119,324	1.40%

Unrealized net trading gains on open futures contracts		$620,470

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2004 and March 31, 2003

	3 months ended 3/31/2004 Unaudited	3 months ended 3/31/2003 Unaudited
Trading gains (losses):
Realized net trading gain – commodities	$1,659,695	$1,227,238
Realized gains on securities	6,218	49,935
Change in unrealized net trading gains (losses) – commodities	9,139	(878,755)
Change in unrealized gains (losses) on securities	4,519	(66,948)
Foreign exchange gains	2,827	6,322
Commissions	(18,240)	(11,608)

Net gains from trading activities	1,664,158	326,184

Investment income:
Interest income – US Government obligations	56,958	46,775
Interest income – Other	4,437	2,864

	61,395	49,639

Expenses:
Management fees	55,762	40,058
Administrative fees	44,996	27,016

	100,758	67,074

Net investment loss	(39,363)	(17,435)

Net income	$1,624,795	$308,749

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2004 and March 31, 2003

	3 months ended 3/31/04 Unaudited	3 months ended 3/31/03 Unaudited
Partners’ Capital at beginning of quarter	$8,515,006	$7,278,256
Contributions	6,925,160	—
Net income	1,624,795	308,749
Withdrawals	(1,271,999)	(1,060,753)

Partners’ Capital at end of quarter	$15,792,962	$6,526,252

Per unit data	03/31/04	03/31/03
Net asset value	$161.04	$118.81

Units outstanding	98,069	54,929

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months Ended March 31, 2004 and March 31, 2003

Financial highlights for the three months ended March 31, 2004 and March 31, 2003 are as follows:

	2004 Unaudited	2003 Unaudited
Ratio of Net Investment Loss to Average Net Assets	-0.30%	-0.26%

Ratio of Expenses to Average Net Assets	0.76%	0.98%

Total Return	13.11%	3.71%

The above ratios have not been annualized and were calculated for the limited partner class taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K Annual Report for 2003 filed with the Securities and Exchange Commission.

Net Assets: The valuation of net assets includes open gains and losses on commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Profit and Loss Allocation: Limited Partners share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to the total partners’ capital.

Income Taxes: No provision for Federal income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income or loss.

Revenue Recognition: Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures is based upon the most recent available settlement prices on the appropriate commodity exchanges. US Treasury securities and other US Government obligations are reported at market. Changes in unrealized gains or (losses) represent the total increases (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period.

Interest Income Recognition: The Partnership records interest income in the period it is earned.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

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

Uhlmann Price Securities L.L.C., one of several broker-dealers selling units of the Partnership and a related party to the General Partner by reason of common management, receives a share of selling fees when units are sold by its registered brokers. In addition, Uhlmann Price Securities L.L.C. receives 1.0% of all contributions.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to Beeland Management, most of which will be paid to soliciting broker-dealers for ongoing investor services.

The Price Futures Group, Inc., a related party to the General Partner, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays Price Futures Group a portion of the brokerage fee paid by the Partnership for clearing transactions.

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 3/31/04	3 months ended 3/31/03
Management fees—General Partner	$55,762	40,058
Advisory fees—Hart	16,481	7,641
1% of contributions—Uhlmann Price Securities L.L.C.	73,006	—

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

In connection with its trading activities, the Partnership enters into transactions in a variety of securities and derivative financial instruments, primarily exchange-traded futures contracts. These derivative financial instruments may have market and/or credit risk in excess of the amounts recorded in the statements of financial condition.

Market Risk-Market risks arise from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional contract value of futures contracts purchased. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. In many cases, the use of financial instruments serves to modify or offset market risk associated with other transactions and, accordingly, serves to decrease the Partnership’s overall exposure to market risks. The Partnership attempts to control its exposure to market risk through various analytical monitoring techniques.

Credit Risk-Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is limited to the current cost to replace all futures contracts in which the Partnership has a gain. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges.

Concentration of Credit Risk-The Partnership clears all of its trades through one clearing broker. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership’s principle objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading will be designed to replicate the positions which comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership invests and trades solely on the “long side” of the market. Beeland Management, as general partner, manages all business of the Partnership.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
Net Gains from Trading Activities and Investment Income
Realized net gains	$1,665,913	$1,277,173
Unrealized gains (losses)	13,658	(945,703)
Foreign exchange gains	2,827	6,322
Commissions	(18,240)	(11,608)
Interest income	61,395	49,639

Total Net Gains from Trading Activities and Investment Income	$1,725,553	$375,823

	Three Months Ended March 31,
	2004	2003
Expenses
Management fees	$55,762	$40,058
Administrative fees	44,996	27,016

Total Expenses	$100,758	$67,074

The Partnership pays various fees and expenses on a continuing basis which include management fees, subscription fees, advisory fees, and brokerage commission and transaction fees.

Cash flows used in operating activities were used primarily to purchase U.S. Treasury securities. The remaining cash was provided by realized trading gains and interest and was used for operating expenses net of any payables and receivables.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

Beeland Management believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership is also valued at published daily settlement prices or at dealers’ quotes. Thus, Beeland Management expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

The Partnership is a speculative index fund designed to replicate the composition of a commodity index. The market sensitive instruments held by it are acquired for speculative purposes, and all or a substantial amount of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk. The Partnership uses the absolute value of unrealized profit or loss as the measure of its Value at Risk.

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$464,473	2.94%
Energy	$120,524	0.76%
Metals	$324,896	2.06%

TOTAL:	$909,893	5.76%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as potentially many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by Beeland Management for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of March 31, 2004 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Since the Partnership is designed to replicate the composition of a commodity index, Beeland Management adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. Beeland Management might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, Beeland Management has no discretion over the positions the Partnership maintains. Consequently, Beeland Management does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. The principal executive officer and financial and principal accounting officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

Changes in the Partnership’s certifying accountant and Beeland Management’s certifying accountant on Forms 8-K filed with the Securities and Exchange Commission on March 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2004.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

EXHIBIT INDEX

Exhibit Number	Description of Document
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.02	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002