Form 10-Q
period 2004-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2004-08-16
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Total number of Pages: 19 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2004 (unaudited) and December 31, 2003

	6/30/2004	12/31/2003
ASSETS

Cash at bank	$922,936	$2,711,877
Cash at broker	2,500,028	609,790
Investment in US Government obligations	18,184,609	10,261,500
Unrealized net trading gains on open futures contracts	—	620,470
Interest receivable	289,958	35,710

Total Assets	$21,897,531	$14,239,347

LIABILITIES

Unrealized net trading losses on open futures contracts	$1,422,561
Commissions payable	5,825	$3,794
Accrued management fees	28,908	20,592
Administrative fees payable	137,406	189,446
Redemptions payable	33,797	2,742,486
Subscriptions received in advance	491,701	2,768,023

Total Liabilities	2,120,198	5,724,341

PARTNERS’ CAPITAL

Partners’ Capital	19,777,333	8,515,006

Total Liabilities and Partners’ Capital	$21,897,531	$14,239,347

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2004 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $18,268,764)

US Treasury Notes, due 8/15/05, at 3%, principal amount $7,000,000	$7,051,406	35.65%
US Federal Home Loan Bank Notes, due 1/14/05 at 4.125%, principal amount $11,000,000	11,133,203	56.29%

	$18,184,609	91.94%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (96.05% US based)
Agricultural	73	$53,618	0.27%
Metals	51	166,740	0.84%

	124	$220,358	1.11%

Unrealized losses (96.51% US based)
Agricultural	407	$686,640	3.47%
Energies	220	774,567	3.92%
Metals	90	181,712	0.92%

	717	$1,642,919	8.31%

Unrealized net trading losses on open futures contracts		$(1,422,561)	-7.20%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2003

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $10,253,632)

US Treasury Notes, due 2/28/05, at 1.625%, principal amount $4,200,000	$4,218,375	49.54%
US Federal Home Loan Bank Notes, due 12/15/04 at 2.125%, principal amount $6,000,000	6,043,125	70.97%

	$10,261,500	120.51%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (97.75% US based)
Energy	151	$430,207	5.05%
Metals	83	241,274	2.83%
Agricultural	90	68,313	0.80%

	324	$739,794	8.68%

Unrealized losses (93% US based)
Agricultural	182	$118,324	1.39%
Metals	1	1,000	0.01%

	183	$119,324	1.40%

Unrealized net trading gains on open futures contracts		$620,470	7.28%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for theThree Months and Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)

	3 months ended 6/30/2004	3 months ended 6/30/2003	6 months ended 6/30/2004	6 months ended 6/30/2003
Trading gains (losses):
Realized net trading gains (losses) – commodities	$1,574,690	$(384,058)	$3,234,385	$843,180
Realized gains (losses) on securities	(72,156)	—	(65,938)	49,935
Change in unrealized net trading gains (losses) – commodities	(2,052,390)	638,646	(2,043,251)	(240,108)
Change in unrealized losses on securities	(96,689)	(25,312)	(92,170)	(92,261)
Foreign exchange gains (losses)	(6,266)	5,779	(3,439)	12,102
Commissions	(30,004)	(13,290)	(48,244)	(24,899)

Net gains (losses) from trading activities	(682,815)	221,765	981,343	547,949

Investment income:
Interest income – US Government obligations	122,081	48,481	179,039	95,256
Interest income – Other	7,471	934	11,908	3,798

	129,552	49,415	190,947	99,054

Expenses:
Management fees	115,000	36,553	170,762	76,611
Administrative fees	120,631	23,986	165,627	51,002

	235,631	60,539	336,389	127,613

Net investment loss	(106,079)	(11,124)	(145,442)	(28,559)

Net income (loss)	$(788,894)	$210,641	$835,901	$519,390

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)

	6 months ended 6/30/04	6 months ended 6/30/03
Partners’ Capital at beginning of year	$8,515,006	$7,278,256
Contributions	12,064,339	—
Net income	835,901	519,390
Withdrawals	(1,637,913)	(1,173,572)

Partners’ Capital at end of period	$19,777,333	$6,624,074

Per unit data	6/30/04	6/30/03
Net asset value	$154.79	$122.69

Units outstanding	127,770	53,991

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months and Six Months Ended June 30, 2004 and June 30, 2003 (unaudited)

	3 months ended 6/30/04	3 months ended 6/30/03	6 months ended 6/30/04	6 months ended 6/30/03
Ratio of Net Investment Loss to Average Net Assets	(0.57)%	(0.17)%	(0.95)%	(0.42)%
Ratio of Expenses to Average Net Assets	1.27%	0.92%	2.20%	1.87%
Total Return	(3.88)%	3.27%	8.72%	7.10%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

Net Assets: The valuation of net assets includes open commodity futures and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals Partners’ capital.

Profit and Loss Allocation: All Partners share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to the total partners’ capital.

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

The Partnership pays a monthly management fee to the General Partner equal to 0.1458% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.75% per annum), as of May 1, 2004. Prior to May 1, 2004 the monthly management fee was 0.1875% of the sum of all Capital Accounts contributed by Limited Partners at the close of each month (2.25% per annum).

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Hart Capital Management, Inc. (“Hart”) is the investment manager for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment management, advisory and research services with respect to the investing and trading activities of the Partnership. Hart is paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management, as of May 1, 2004. Prior to May 1, 2004 the advisory fee paid to Hart was 0.5% of the average month-end market value of the Portfolio under management.

Uhlmann Price Securities L.L.C., one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. In addition, Uhlmann Price Securities L.L.C. receives 1.0% of all contributions. The selling fees and commissions are charged to partners’ capital upon the issuance of Partnership units.

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

A summary of fees charges by related parties to the Partnership is as follows:

	3 months ended 6/30/2004	3 months ended 6/30/2003	6 months ended 6/30/2004	6 months ended 6/30/2003
Management fees - General Partner	$115,000	$36,553	$170,762	$76,611
Advisory fees - Hart	10,452	7,611	26,933	15,252
1% of contributions - Uhlmann Price Securities, L.L.C.	54,035	0	127,041	0

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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Net Gains from Trading Activities and Investment Income	2004	2003	2004	2003
Realized net gains (losses)	$1,502,534	$(384,058)	$3,168,447	$893,115
Unrealized gains (losses)	(2,149,079)	613,334	(2,135,421)	(332,369)
Foreign exchange gains (losses)	(6,266)	5,779	(3,439)	12,102
Commissions	(30,004)	(13,290)	(48,244)	(24,899)
Interest income	129,552	49,415	190,947	99,054

Total Net Gains (Losses) from Trading Activities and Investment Income	$(553,263)	$271,180	$1,172,290	$647,003

	Three Months Ended June 30,		Six Months Ended June 30,
Expenses	2004	2003	2004	2003
Management fees	$115,000	$36,553	$170,762	$76,611
Administrative fees	120,631	23,986	165,627	51,002

Total Expenses	$235,631	$60,539	$336,389	$127,613

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

Beeland Management believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership are also valued at published daily settlement prices or at dealers’ quotes. Thus, Beeland Management expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$740,258	3.74%
Metals	$348,452	1.76%
Energy	$774,567	3.92%

TOTAL:	$1,863,277	9.42%

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

NON-TRADING RISK

The Partnership may experience non-trading market risk on any foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are expected to be immaterial. The Partnership also may have non-trading market risk as a result of investing in U.S. Government obligations. The market risk represented by these investments is expected to be immaterial.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2004 by market sector.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2004.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

32.01	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

31.02	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1