Form 10-Q
period 2004-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2004-11-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2004 (unaudited) and December 31, 2003

	9/30/2004 (unaudited)	12/31/2003
ASSETS
Cash at bank	$1,562,742	$2,711,877
Cash at broker	2,116,282	609,790
Investment in US Government obligations	21,501,833	10,261,500
Net unrealized trading gains on open futures contracts	1,818,188	620,470
Interest receivable	136,781	35,710
Prepaid expenses	17,650	—

Total Assets	$27,153,476	$14,239,347

LIABILITIES
Commissions payable	$6,877	$3,794
Accrued management fees	37,058	20,592
Administrative fees payable	201,524	189,446
Redemptions payable	11,324	2,742,486
Subscriptions received in advance	1,533,914	2,768,023

Total Liabilities	1,790,697	5,724,341

PARTNERS’ CAPITAL
Partners’ Capital	25,362,779	8,515,006

Total Liabilities and Partners’ Capital	$27,153,476	$14,239,347

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2004 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $21,523,613)

US Treasury Note, due 8/15/05, at 3%, principal amount $7,000,000		$7,043,750	27.77%
US Federal Home Loan Bank Notes due 4/15/05, at 1.625%, principal amount $14,500,000		14,458,083	57.01%

		$21,501,833	84.78%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (99.72% US based)
Agricultural	129	$204,458	0.81%
Energies	237	1,576,811	6.22%
Metals	149	446,708	1.76%

	515	$2,227,977	8.79%

Unrealized losses (82.57% US based)
Agricultural	465	$409,664	1.62%
Metals	1	125	0.00%

	466	$409,789	1.62%

Net unrealized trading gains on open futures contracts		$1,818,188	7.17%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2003

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $10,253,632)

US Treasury Notes, due 2/28/05, at 1.625%, principal amount $4,200,000		$4,218,375	49.54%
US Federal Home Loan Bank Notes, due 12/15/04 at 2.125%, principal amount $6,000,000		6,043,125	70.97%

		$10,261,500	120.51%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (97.75% US based)
Agricultural	90	$68,313	0.80%
Energy	151	430,207	5.05%
Metals	83	241,274	2.83%

	324	$739,794	8.68%

Unrealized losses (93% US based)
Agricultural	182	$118,324	1.39%
Metals	1	1,000	0.01%

	183	$119,324	1.40%

Net unrealized trading gains on open futures contracts		$620,470	7.28%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)

	3 months ended 9/30/2004	3 months ended 9/30/2003	9 months ended 9/30/2004	9 months ended 9/30/2003
Trading gains (losses):
Realized net trading gains (losses) – commodities	$(516,399)	$254,702	$2,717,986	$1,097,882
Realized gains (losses) - securities	(118,337)	—	(184,275)	49,935
Change in unrealized net trading gains (losses) – commodities	3,240,999	62,239	1,197,748	(177,779)
Change in unrealized gains (losses) - securities	62,522	(34,687)	(29,648)	(126,948)
Foreign exchange gains (losses)	2,580	3,807	(859)	15,909
Commissions	(26,288)	(11,517)	(74,532)	(36,416)

Net gains from trading activities	2,645,077	274,544	3,626,420	822,583

Investment income:
Interest income – US Government obligations	146,631	49,279	325,670	144,535
Interest income – Other	5,792	1,525	17,700	5,323

	152,423	50,804	343,370	149,858

Expenses:
Management fees	101,318	38,518	272,080	115,129
Administrative fees	153,207	23,987	318,834	74,989

	254,525	62,505	590,914	190,118

Net investment loss	(102,102)	(11,701)	(247,544)	(40,260)

Net income	$2,542,975	$262,843	$3,378,876	$782,323

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)

	9 months ended 9/30/04	9 months ended 9/30/03
Partners’ Capital at beginning of period	$8,515,006	$7,278,256
Contributions	15,182,995	52,550
Net income	3,378,876	782,323
Withdrawals	(1,714,098)	(1,185,485)

Partners’ Capital at end of period	$25,362,779	$6,927,644

Per unit data	9/30/04	9/30/03

Net asset value	$172.90	$127.56

Units outstanding	146,691	54,307

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months and Nine Months Ended September 30, 2004 and September 30, 2003 (unaudited)

	3 months ended 9/30/04	3 months ended 9/30/03	9 months ended 9/30/04	9 months ended 9/30/03
Ratio of Net Investment Loss to Average Net Assets	(0.46)%	(0.17)%	(1.38)%	(0.59)%
Ratio of Expenses to Average Net Assets	1.14%	0.92%	3.30%	2.80%
Total Return	11.70%	3.97%	21.44%	11.35%

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase forward contracts in the “OTC” marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index (the “Index”) and positions are rebalanced monthly to maintain the Index. The Partnership commenced trading in November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 9/30/2004	3 months ended 9/30/2003	9 months ended 9/30/2004	9 months ended 9/30/2003
Management fees- General Partner	$101,318	$38,518	$272,080	$115,129
Advisory fees - Hart	4,875	7,573	31,808	22,825
1% of contributions - Uhlmann Price Securities, L.L.C.	32,800	0	159,841	0

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not trading capital or assets.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains from Trading Activities and Investment Income	2004	2003	2004	2003
Realized net gains (losses)	$(634,736)	$254,702	$2,533,711	$1,147,817
Unrealized gains (losses)	3,303,521	27,552	1,168,100	(304,727)
Foreign exchange gains (losses)	2,580	3,807	(859)	15,909
Commissions	(26,288)	(11,517)	(74,532)	(36,416)
Interest income	152,423	50,804	343,370	149,858
Total Net Gains from Trading Activities and Investment Income	$2,797,500	$325,348	$3,969,790	$972,441

	Three Months Ended September 30,		Nine Months Ended September 30,
Expenses	2004	2003	2004	2003
Management fees	$101,318	$38,518	$272,080	$115,129
Administrative fees	153,207	23,987	318,834	74,989

Total Expenses	$254,525	$62,505	$590,914	$190,118

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$614,122	2.43%
Metals	$1,576,811	6.22%
Energy	$446,833	1.76%

TOTAL:	$2,637,766	10.41%

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2004 by market sector.

Agricultural. The Partnership’s primary agricultural commodities exposure is to pricing movements in wheat, corn, soybeans, cotton, and coffee. Each of these are often directly affected by severe or unexpected weather conditions or by the level of import and export activity between countries.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

The Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed by such regulatory agencies, will have a material effect on the Partnership’s operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. The principal executive officer and principal accounting officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures based on their evaluation as of the Evaluation Date.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2004.

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