Form 10-K
period 2004-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2005-03-31
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 333-41780

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Exact name of registrant as specified in its charter)

Illinois	36-4368292
(State of Organization)	(IRS Employer Identification Number)

c/o Beeland Management Company, L.L.C. General Partner 141 West Jackson Boulevard, Suite 1340A Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of Limited Partnership Units held by non-affiliates of the registrant, as of June 30, 2004, was approximately $19,753,802. For purposes of this disclosure, units held by officers or principals of the General Partner have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

Total number of Pages: 21 plus exhibits

PART I

ITEM 1. BUSINESS

Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership established in May 2000. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. Futures contracts are contracts executed on a commodity exchange that provide generally for the future delivery of various commodities at a specified date, time and place. When traded on an exchange, forward contracts are the equivalent of a futures contract. When not traded on an exchange, forward contracts are contracts for the purchase or sale of a commodity (such as currencies) for delivery at a future date, which contain terms and conditions specifically negotiated by the parties. Although Beeland Management, the general partner of the Partnership, does not currently intend to do so, the Partnership may also purchase forward contracts in the off exchange or “OTC” marketplace under certain circumstances if, in the sole discretion of Beeland Management, there is sufficient liquidity and depth in the relevant off exchange markets. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of units and from the retention of any profits generated from the Partnership’s trading.

The Partnership’s investment activities are designed to replicate the positions which comprise the Rogers International Commodity Index. The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded in established markets as futures and forward contracts. There are no “short” positions within the Index.

The Index was developed by James Beeland Rogers, Jr., the majority controlling owner-member of Beeland Management, to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. It is designed to address the needs of expanding world trade. As a licensee of the Index, Beeland Management attempts to replicate the composition of the Index using various commodity futures contracts. The weightings of the Index were selected by Mr. Rogers based on his perception of the relative importance of those raw materials.

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

No matters were submitted to a vote of limited partners during fiscal year 2004.

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

After the initial closing, the purchase price of units is the net asset value per unit as of the close of trading on the trading day preceding the effective date of the purchase. The net asset value per unit is determined by dividing the Fund’s net assets (total assets, including the value of its portfolio of futures positions, minus total liabilities of the Fund) by the aggregate number of units outstanding as of the time of calculation. This net asset value may be more than or less than $100 per unit. Investors may obtain information concerning the net asset value per unit from Derivatives Portfolio Management. Its telephone number is (732) 563-0030. In addition, each limited partner will be given a password for access to a web site for the Fund that will attempt to report net asset value on a daily basis.

The Fund has not paid any dividends. There are no securities authorized for issuance under equity compensation plans. The following table shows for the periods indicated the high and low sales prices for units.

	2004		2003
	High	Low	High	Low
January – March	161.04	142.38	129.52	118.81
April – June	164.46	154.79	122.69	112.98
July – September	172.90	154.79	130.98	124.40
October – December	175.02	163.29	142.38	132.56

ITEM 6. SELECTED FINANCIAL DATA

	2004	2003	2002
Net gain from trading activities and investment income	2,616,463	2,056,093	1,756,496

Total expenses	896,849	267,777	428,941

Net income	1,719,614	1,788,316	1,327,555

Net income per unit	20.91	27.82	20.90
Total units outstanding	169,135	59,806	63,531

Total assets	29,737,367	14,239,347	7,524,330
Total obligations	2,118,451	5,724,341	246,074

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

RESULTS OF OPERATIONS

Net Revenues	2004	2003	2002
Realized net trading gain	2,958,986	1,641,850	1,298,311
Unrealized trading gain (loss)	(712,876)	245,940	370,218
Interest income	472,845	195,365	131,103
Foreign exchange gains	7,551	23,456	3,529

Total Net Revenues	$2,726,506	$2,106,611	$1,803,161

Operating Expenses	2004	2003	2002
Brokerage commissions	110,043	50,518	46,665
Management fees	393,940	164,749	144,394
Administrative fees	502,909	103,028	145,282
Amortization expense			139,265

Total Operating Expenses	$1,006,892	$318,295	$475,606

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$482,602	1.75%
Metals	$570,806	2.07%
Energy	$943,425	3.42%

TOTAL:	$1,996,833	7.24%

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2004 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The means by which the Partnership attempts to manage the risk of the Partnership’s open positions is essentially the same in all market categories traded. Price Asset Management applies risk management policies to trading which generally are designed to limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Price Asset Management follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing “stop-loss” points for each of the Partnership’s trading advisors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of Rogers International Raw Materials Fund, L.P.:

We have audited the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. (“the Partnership”), including the schedules of investments, as of December 31, 2004 and 2003 and the related statements of operations and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Rogers International Raw Materials Fund, L.P. as of December 31, 2002 and for the year then ended were audited by other auditors whose report dated February 27, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2004 and 2003, and the results of its operations and changes in partners’ capital for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 16, 2005

INDEPENDENT AUDITOR’S REPORT

To the General Partner of Rogers International Raw Materials Fund, L.P.:

(A Limited Partnership)

We have audited the accompanying statement of financial condition of Rogers International Raw Materials Fund, L.P. as of December 31, 2002 and the statements of operations, and changes in partners’ equity for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2002 and the results of its operations for the year then ended in conformity with generally accepted accounting principles.

/s/ Vorisek & Company, LLC

Vorisek & Company, LLC

Certified Public Accountants

McHenry, Illinois

February 27, 2003

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash at bank	$1,560,853	$2,711,877
Cash at broker	3,598,083	609,790
Investment in US Government obligations	24,447,769	10,261,500
Unrealized net trading gains on open futures contracts	—	620,470
Interest receivable	127,842
Other	2,820	35,710

Total Assets	$29,737,367	$14,239,347

LIABILITIES

Unrealized net trading losses on open futures contracts	$23,348	$—
Commissions payable	8,362	3,794
Accrued management fees – General Partner	40,922	20,592
Administrative fees payable	214,080	189,446
Redemptions payable	147,851	2,742,486
Subscriptions received in advance	1,683,888	2,768,023

Total Liabilities	2,118,451	5,724,341

PARTNERS’ CAPITAL

Partners’ Capital	27,618,916	8,515,006

Total Liabilities and Partners’ Capital	$29,737,367	$14,239,347

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2004

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $24,508,959)

US Federal Home Loan Bank Notes due 6/15/05 at 1.625%, principal amount $14,500,000		$14,433,164	52.26%
US Federal Home Loan Bank Notes due 8/15/05 at 3.000%, principal amount $10,000,000		10,014,605	36.26

		$24,447,769	88.52%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (98.11% US based)
Energy	137	$216,680	0.79
Metals	132	472,588	1.71
Agricultural	244	298,474	1.08

	513	$987,742	3.58%

Unrealized losses (97.67% US based)
Energy	113	726,745	2.63
Metals	38	98,218	0.36
Agricultural	549	186,128	0.67

	700	$1,011,090	3.66%

Unrealized net trading losses on open futures contracts		$(23,348)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2003

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $10,253,632)

US Treasury Notes due 2/28/05 at 1.625% principal amount $4,200,000		$4,218,375	49.54%
US Federal Home Loan Bank Notes due 12/15/04 at 2.125%, principal amount $6,000,000		6,043,125	70.97

		$10,261,500	120.51%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (97.75% US based)
Energy	151	$430,207	5.05
Metals	83	241,274	2.83
Agricultural	90	68,313	0.80

	324	$739,794	8.68%

Unrealized losses (93.00% US based)
Metals	1	1,000	0.01
Agricultural	182	118,324	1.39

	183	$119,324	1.40%

Unrealized net trading gains on open futures contracts		$620,470

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Trading gains (losses):
Realized net trading gains – commodities	$3,143,902	$1,678,287	$1,315,061
Realized losses on securities	(184,916)	(36,437)	(16,750)
Change in unrealized net trading gains (losses) – commodities	(643,818)	288,145	303,070
Change in unrealized gains (losses) on securities	(69,058)	(42,205)	67,148
Foreign exchange gains	7,551	23,456	3,529
Commissions	(110,043)	(50,518)	(46,665)

Net gains from trading activities	2,143,618	1,860,728	1,625,393

Investment income:
Interest income – US Government obligations	438,459	186,353	114,891
Interest income – Other	34,386	9,012	16,212

	472,845	195,365	131,103

Expenses:
Management fees – General Partner	393,940	164,749	144,394
Administrative fees	502,909	103,028	145,282
Amortization expense			139,265

	896,849	267,777	428,941

Net investment loss	(424,004)	(72,412)	(297,838)

Net income	$1,719,614	$1,788,316	$1,327,555

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2004, 2003 and 2002

	Limited Partners	General Partner	Total
Partners’ Capital, January 1, 2002	$4,902,703	—	$4,902,703
Contributions	1,318,457	—	1,318,457
Net income	1,327,555	—	1,327,555
Withdrawals	(270,459)	—	(270,459)

Partners’ Capital, December 31, 2002	$7,278,256	—	$7,278,256
Contributions	3,577,748	—	3,577,748
Net income	1,788,316	—	1,788,316
Withdrawals	(4,129,314)	—	(4,129,314)

Partners’ Capital, December 31, 2003	$8,515,006	—	$8,515,006
Contributions	20,943,137	25,000	20,968,137
Net income	1,719,790	(176)	1,719,614
Withdrawals	(3,583,841)	—	(3,583,841)

Partners’ Capital, December 31, 2004	$27,594,092	$24,824	$27,618,916

Per unit data	12/31/2004	12/31/2003	12/31/2002
Net asset value	$163.29	$142.38	$114.56

Units outstanding	169,135	59,806	63,531

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

Profit and Loss Allocation: Limited Partners and the General Partner share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to the total partners’ capital.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Agreements and Related Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C. The General Partner is responsible for the trading decisions of the Partnership.

The Partnership pays a monthly management fee to the General Partner equal to 0.14583% of the average monthly sum of all Capital Accounts at the close of each month (1.75% per annum) effective May 1, 2004. Prior to May 1, 2004, the monthly management fee was 0.1875% of the sum of all Capital Accounts at the close of each month (2.25% per annum).

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Hart Capital Management, Inc. (“Hart”) is the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart is paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management effective May 1, 2004. Prior to May 1, 2004 the advisory fee paid to Hart Capital Management was 0.50% of the average month-end market value of the portfolio under management.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. Selling fees of up to 6% of the gross offering proceeds (which includes a 4.5% reallowance to other broker dealers and a 0.50% wholesaling fee retained by the General Partner) are charged to partners’ capital upon the issuance of partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the General Partner, most of which will be paid to soliciting broker-dealers for ongoing investor services.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31, 2004, 2003 and 2002
	2004	2003	2002
Management fees – General Partner	393,940	164,749	144,394
Advisory fees – Hart	33,394	31,805	26,521
Selling fees – Uhlmann	538,423	171,168	—
Brokerage fees - PFG	105,476	49,563	46,192

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

Limited Partners may withdraw capital as of the end of any month with 10 days written notice to the General Partner.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Note 5. Financial Highlights:

Financial highlights for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Ratio of Net Investment Loss to Average Net Assets	(2.13)%	(1.03)%

Ratio of Expenses to Average Net Assets	4.52%	3.80%

Total Return	14.69%	24.28%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership changed its independent accountants on February 23, 2004 and appointed Altschuler, Melvoin and Glasser LLP to serve as its independent public accountants for the 2003 fiscal year. See Item 15.(b).

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The general partner and commodity pool operator of the Partnership is Beeland Management Company, L.L.C. The executive officers of Beeland Management are as follows:

James Beeland Rogers, Jr., age 62, has been the majority owner and a member of Beeland Management since inception in 1998. Mr. Rogers, a co-founder of the Quantum Fund in the 1970s, is the author of Adventure Capitalist (Random House, 2003), Investment Biker; On the Road with Jim Rogers (Random House, 1994) and Hot Commodities (Random House, 2004).. He developed, compiled and owns the Index. Although Mr. Rogers’ career spans over 30 years, during the last five years he has been semi-retired and traveling extensively around the world. However, during that period, he has been a regular commentator and columnist in various media dealing with economy and finance matters and is an occasional Visiting Professor at Columbia University. Mr. Rogers is an investor who has been chronicled in John Train’s THE NEW MONEY MASTERS and Jack Schwager’s Market Wizards, as well as in Barons, Forbes, Fortune, The Financial Times and The Wall Street Journal.

Walter Thomas Price III, age 64, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal.

Allen D. Goodman, age 35, is the chief financial officer of Beeland Management, which he joined in November 2003. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January, 2000, to March, 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February, 1999 to January, 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May, 1997 to February, 1999. Prior to that, from February, 1995 to May, 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University.

ITEM 11. EXECUTIVE COMPENSATION

See the notes to the financial statements incorporated above for a description of management fees paid to the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in Item 8, Financial Statements and Supplementary Data, Notes to Financial Statement, Note 2.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Altschuler, Melvoin and Glasser LLP (the “Firm”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

2003	$17,000
2004	$61,000

(2)	Audit-Related Fees. None. The Firm has a continuing relationship with American Express Tax and Business Services, Inc. (“TBS”) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided to the Partnership by TBS.

(3)	Tax Fees. None. See Item 14.(2) above.

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

(b) The Partnership filed a report on Form 8-K on February 23, 2004 changing its accountant for the 2003 fiscal year. Such report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 2005.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002