Form 10-Q
period 2005-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2005-05-16
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes  ☒    No  ☐

Total number of Pages: 19 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2005 (unaudited) and December 31, 2004

	3/31/2005 Unaudited	12/31/2004
ASSETS

Cash at bank	$16,823,086	$1,560,853
Cash at broker	9,539,325	3,598,083
Investments in US Government obligations	35,889,905	24,447,769
Unrealized net trading gains on open futures contracts	1,008,001	—
Interest receivable	179,064	127,842
Other assets	2,148	2,820

Total Assets	$63,441,529	$29,737,367

LIABILITIES

Unrealized net trading losses on open futures contracts	$—	$23,348
Commissions payable	15,328	8,362
Accrued management fees – General Partner	54,316	40,922
Administrative fees payable	808,258	214,080
Redemptions payable	124,652	147,851
Subscriptions received in advance	16,068,742	1,683,888

Total Liabilities	17,071,296	2,118,451

PARTNERS’ CAPITAL

Partners’ Capital	46,370,233	27,618,916

Total Liabilities and Partners’ Capital	$63,441,529	$29,737,367

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of March 31, 2005 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $35,932,227)

US Federal Home Loan Bank Notes due 12/15/05 at 2.5%, principal amount $7,000,000		$7,002,308	15.10%

US Federal Home Loan Bank Notes due 11/15/05 at 2.125%, principal amount $10,000,000		9,931,209	21.42%

US Federal Home Loan Bank Notes due 8/15/05 at 3.0%, principal amount $15,000,000		14,988,118	32.32%

US Federal Home Loan Bank Notes due 12/15/05 at 2.25%, cost $4,000,000		3,968,270	8.56%

		$35,889,905	77.40%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (93.49% US based)
Energy	373	$861,346	1.86%
Metals	177	111,972	0.24%
Agricultural	987	167,562	0.36%

	1,537	$1,140,880	2.46%

Unrealized losses (74.56% US based)
Energy	82	$6,771	0.01%
Metals	122	66,883	0.14%
Agricultural	472	59,225	0.13%

	676	$132,879	0.28%

Unrealized net trading gains on open futures contracts
		$1,008,001	2.18%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2004

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $24,508,959)

US Federal Home Loan Bank Notes, due 6/15/05 at 1.625%, principal amount $14,500,000		$14,433,164	52.26%
US Federal Home Loan Bank Notes due 8/15/05 at 3.0%, principal amount $10,000,000		10,014,605	36.26%

		$24,447,769	88.52%

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.11% US based)
Energy	137	$216,680	0.79%
Metals	132	472,588	1.71%
Agricultural	244	298,474	1.08%

	513	$987,742	3.58%

Unrealized losses (97.67% US based)
Energy	113	729,745	2.63%
Metals	38	98,218	0.36%
Agricultural	549	186,128	0.67%

	700	$1,011,090	3.66%

Unrealized net trading losses on open futures contracts		$(23,348)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

	3 months ended 3/31/2005	3 months ended 3/31/2004
Trading gains (losses):
Realized net trading gains – commodities	$3,922,056	$1,659,695
Realized gains (losses) on securities	(54,883)	6,218
Change in unrealized net trading gains – commodities	1,031,349	9,139
Change in unrealized gains on securities	18,868	4,519
Foreign exchange gains (losses)	(6,543)	2,827
Commissions	(66,023)	(18,240)

Net gains from trading activities	4,844,824	1,664,158

Investment income:
Interest income – US Government obligations	188,887	56,958
Interest income – Other	37,433	4,437

	226,320	61,395

Expenses:
Management fees – General Partner	134,175	55,762
Administrative fees	138,681	44,996

	272,856	100,758

Net investment loss	(46,536)	(39,363)

Net income	$4,798,288	$1,624,795

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

	3 months ended 3/31/05	3 months ended 3/31/04
Partners’ Capital at beginning of period	$27,618,916	$8,515,006

Additions	14,685,849	6,925,160

Net income	4,798,288	1,624,795

Withdrawals	(732,820)	(1,271,999)

Partners’ Capital at end of period	$46,370,233	$15,792,962

Per unit data	03/31/05	03/31/04

Net asset value	$185.74	$161.04

Units outstanding	249,652	98,069

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months Ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)

Financial highlights for the three months ended March 31, 2005 and March 31, 2004 are as follows:

	3 months ended March 31,
	2005	2004
Ratio of Net Investment Loss to Average Partners’ Capital	-0.13%	-0.30%

Ratio of Expenses to Average Partners’ Capital	0.77%	0.76%

Total Return	13.75%	13.11%

The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Partnership pays a monthly management fee to the General Partner equal to 0.14583% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.75% per annum) effective May 1, 2004. Prior to May 1, 2004, the monthly management fee was 0.1875% of the sum of all Capital Accounts at the close of each month (2.25% per annum). Effective April 1, 2005, the management fee has been further reduced to 1% per annum.

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Hart Capital Management, Inc. (“Hart”) is the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart is paid an annual advisory fee of 0.1% of the average month-end market value of the portfolio under management effective May 1, 2004. Prior to May 1, 2004, the advisory fee paid to Hart Capital Management was 0.50% of the average month-end market value of the portfolio under management.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. Selling fees of up to 6% of the gross offering proceeds (which includes a 4.5% reallowance to other broker dealers and a 0.50% wholesaling fee retained by the General Partner) are charged to partners’ capital upon the issuance of partnership units. Effective April 1, 2005, the selling fees were reduced to up to 5% (which includes a 3.75% reallowance).

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended
	3/31/05	3/31/04
Management fees – General Partner	$134,175	$55,762
Advisory fees – Hart	9,125	16,481
Selling fees – Uhlmann	1,035,420	73,006
Brokerage fees – PFG	66,023	18,240

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

Limited Partners may withdraw capital with 10 days written notice to the General Partner.

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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
Net Gains from Trading Activities and Investment Income	2005	2004
Realized net gains	$3,863,795	$1,665,913
Unrealized gains	1,053,595	13,658
Foreign exchange gains (losses)	(6,543)	2,827
Commissions	(66,023)	(18,240)
Interest income	226,320	61,395

Total Net Gains from Trading Activities and Investment Income	$5,071,144	$1,725,553

	Three Months Ended March 31,
Expenses	2005	2004
Management fees	$134,175	$55,762
Administrative fees	138,681	44,996

Total Expenses	$272,856	$100,758

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2005.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$226,787	0.49%
Metals	$178,855	0.39%
Energy	$868,117	1.87%

TOTAL:	$1,273,759	2.75%

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2005 by market sector.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2005.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
31.02	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3
32.01	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
32.02	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1