Form 10-Q
period 2005-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2005-08-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Total number of Pages: 19 plus exhibits

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2005 (Unaudited) and December 31, 2004

	6/30/2005 Unaudited	12/31/2004
ASSETS
Cash at bank	$5,179,821	$1,560,853
Cash at broker	17,838,023	3,598,083
Investment in US Government obligations	66,571,880	24,447,769
Interest receivable	551,857	127,842
Other assets	—	2,820

Total Assets	$90,141,581	$29,737,367

LIABILITIES
Unrealized net trading losses on open futures contracts	$1,037,450	$23,348
Commissions payable	26,417	8,362
Accrued management fees – General Partner	113,809	40,922
Administrative fees payable	461,782	214,080
Redemptions payable	229,796	147,851
Subscriptions received in advance	8,741,138	1,683,888

Total Liabilities	10,610,392	2,118,451

PARTNERS’ CAPITAL
Partners’ Capital	79,531,189	27,618,916

Total Liabilities and Partners’ Capital	$90,141,581	$29,737,367

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2005 (Unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $66,533,303)

US Federal Home Loan Bank Notes due 3/13/06 at 2.5%, principal amount $10,000,000	$9,916,617	12.47%
US Federal Home Loan Bank Notes due 2/24/06 at 2.5%, principal amount $32,000,000	31,737,298	39.91%
US Federal Home Loan Bank Notes due 3/15/06 at 2.5%, principal amount $25,130,000	24,917,965	31.33%

	$66,571,880	83.71%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (91.48% US based)
Energy	122	$24,153	0.03%
Metals	223	357,691	0.45%
Agricultural	865	329,486	0.41%

	1,210	$711,330	0.89%

Unrealized losses (91.99% US based)
Energy	575	$212,171	0.27%
Metals	966	720,283	0.91%
Agricultural	1586	816,326	1.03%

	3,127	$1,748,780	2.21%

Unrealized net trading losses on open futures contracts		$(1,037,450)

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2004 (Unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $24,508,959)

US Federal Home Loan Bank Notes, due 6/15/05, at 1.625%, principal amount $14,500,000	$14,433,164	52.26%
US Federal Home Loan Bank Notes due 8/15/05 at 3.0%, principal amount $10,000,000	10,014,605	36.26%

	$24,447,769	88.52%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.11% US based)
Energy	137	$216,680	0.79%
Metals	132	472,588	1.71%
Agricultural	244	298,474	1.08%

	513	$987,742	3.58%

Unrealized losses (97.67% US based)
Energy	113	729,745	2.63%
Metals	38	98,218	0.36%
Agricultural	549	186,128	0.67%

	700	$1,011,090	3.66%

Unrealized net trading losses on open futures contracts		$(23,348)

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004 (Unaudited)

	3 months ended 6/30/2005 Unaudited	3 months ended 6/30/2004 Unaudited	6 months ended 6/30/2005 Unaudited	6 months ended 6/30/2004 Unaudited
Trading gains (losses):
Realized net trading gains (losses) – commodities	$(481,145)	$1,574,690	$3,440,911	$3,234,385
Realized (losses) on securities	(24,892)	(72,156)	(79,775)	(65,938)
Change in unrealized net trading gains (losses) – commodities	(2,045,451)	(2,052,390)	(1,014,102)	(2,043,251)
Change in unrealized gains (losses) on securities	80,899	(96,689)	99,767	(92,170)
Foreign exchange (losses)	(7,883)	(6,266)	(14,426)	(3,439)
Commissions	(117,343)	(30,004)	(183,366)	(48,244)

Net gains (losses) from trading activities	(2,595,815)	(682,815)	2,249,009	981,343

Investment income:
Interest income – US Government obligations	326,205	122,081	515,092	179,039
Interest income – Other	86,518	7,471	123,951	11,908

	412,723	129,552	639,043	190,947

Expenses:
Management fees	158,141	115,000	292,316	170,762
Administrative fees	172,379	120,631	311,060	165,627

	330,520	235,631	603,376	336,389

Net investment income (loss)	82,203	(106,079)	35,667	(145,442)

Net income (loss)	$(2,513,612)	$(788,894)	$2,284,676	$835,901

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2005 and June 30, 2004 (Unaudited)

	6 months ended 6/30/05	6 months ended 6/30/04
Partners’ Capital at beginning of year	$27,618,916	$8,515,006
Contributions	51,179,001	12,064,339
Net income	2,284,676	835,901
Withdrawals	(1,551,404)	(1,637,913)

Partners’ Capital at end of period	$79,531,189	$19,777,333

Per unit data	6/30/05	6/30/04
Net asset value	$177.04	$154.79

Units outstanding	449,227	127,770

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months and Six Months Ended June 30, 2005 and June 30, 2004 (Unaudited)

	3 months ended 6/30/05	3 months ended 6/30/04	6 months ended 6/30/05	6 months ended 6/30/04
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.13%	-0.57%	0.07%	-0.95%
Ratio of Expenses to Average Partners’ Capital	0.52%	1.27%	1.22%	2.20%
Total Return	-4.68%	-3.88%	8.42%	8.72%

The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Revenue Recognition: Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of the commodity futures contracts is based upon the most recent available settlement price on the appropriate commodity exchanges. US Treasury securities and other US Government obligations are reported at market. Changes in unrealized gains or (losses) represent the total increases (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements

Note 2. Agreements and Related Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner. The General Partner is responsible for the trading decisions of the Partnership.

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. Prior to April 1, 2005 and back through May 1, 2004, the monthly management fee was 0.14583% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.75% per annum). Prior to May 1, 2004, the monthly management fee was 0.1875% of the sum of all Capital Accounts at the close of each month (2.25% per annum).

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Hart Capital Management, Inc. (“Hart”) is the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provides certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart is paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management effective May 1, 2004. Prior to May 1, 2004, the advisory fee paid to Hart Capital Management was 0.5% of the average month-end market value of the portfolio under management.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner, by reason of common management, receives a share of selling fees when units are sold by its registered brokers. Effective April 1, 2005, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon the issuance of partnership units. Prior to April 1, 2005, the selling fees were up to 6% (which included a 4.5% reallowance).

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the General Partner, most of which will be paid to soliciting broker-dealers for ongoing investor services.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner, by reason of common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Management fees – General Partner	$158,141	$115,000	$292,316	$170,762
Advisory fees – Hart	17,436	10,452	26,561	26,933
Selling fees – Uhlmann	795,797	54,035	1,831,217	127,041
Brokerage fees - PFG	117,343	30,004	183,366	48,244

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

As of June 30, 2005, the General Partner had a capital balance of $935,737 in the Partnership.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements

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

RESULTS OF OPERATIONS

Net Gains (Losses) from Trading Activities and Investment Income	3 months Ended 06/30/05	3 months ended 06/30/04	6 months ended 06/30/05	6 months ended 06/30/04
Realized net gains (losses)	(506,037)	1,502,534	3,361,136	3,168,447
Unrealized net (losses)	(1,964,552)	(2,149,079)	(914,335)	(2,135,421)
Foreign exchange (losses)	(7,883)	(6,266)	(14,426)	(3,439)
Commissions	(117,343)	(30,004)	(183,366)	(48,244)
Interest Income	412,723	129,552	639,043	190,947

Total Net Gains (Losses) from Trading Activities and Investment Income	$(2,183,092)	$(553,263)	$2,888,052	$1,172,290

Expenses	3 months ended 6/30/05	3 months ended 6/30/04	6 months ended 6/30/05	6 months ended 6/30/04
Management fees	$158,141	$115,000	$292,316	$170,762
Administrative fees	172,379	120,631	311,060	165,627

Total Expenses	$330,520	$235,631	$603,376	$336,389

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Partnership at the same time, the Partnership could experience substantial losses.

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

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The General Partner believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership are also valued at published daily settlement prices or at dealers’ quotes. In addition, US Government obligations are reported at market. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2005.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,145,812	1.44%
Metals	$1,077,974	1.35%
Energy	$236,324	0.30%

TOTAL:	$2,460,110	3.09%

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of June 30, 2005 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Since the Partnership is designed to replicate the composition of a commodity index, the General Partner adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. The General Partner might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, the General Partner has no discretion over the positions the Partnership maintains. Consequently, the General Partner does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. The principal executive officer and financial and principal accounting officer of the General Partner have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of the Partnership’s disclosure controls and procedures on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Please See attached Exhibit List.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2005.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.,
its General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

E-1