Form 10-Q
period 2005-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2005-11-21
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2005 (Unaudited) and December 31, 2004

	9/30/2005 Unaudited	12/31/2004
ASSETS
Cash at bank	$25,595,077	$1,560,853
Cash at brokers	22,104,379	3,598,083
Investment in US Government obligations, at broker	70,570,455	24,447,769
Interest receivable	185,783	127,842
Unrealized net trading gains on open futures contracts	283,687	—
Unrealized trading gain on open swap contract	305,100	—
Other assets	—	2,820

Total Assets	$119,044,481	$29,737,367

LIABILITIES
Unrealized net trading losses on open futures contracts	—	23,348
Commissions payable	—	8,362
Accrued management fees – General Partner	151,694	40,922
Administrative fees payable and other liabilities	368,404	214,080
Redemptions payable	1,545,596	147,851
Subscriptions received in advance	7,864,263	1,683,888

Total Liabilities	9,929,957	2,118,451

PARTNERS’ CAPITAL
Partners’ Capital	109,114,524	27,618,916

Total Liabilities and Partners’ Capital	$119,044,481	$29,737,367

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2005 (Unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $70,538,270)

US Federal Home Loan Bank Notes due 3/13/06 at 2.5%, principal amount $10,000,000	$9,916,617	9.09%
US Federal Home Loan Bank Notes due 2/24/06 at 2.5%, principal amount $36,000,000	35,704,460	32.72%
US Federal Home Loan Bank Notes due 3/15/06 at 2.5%, principal amount $25,130,000	24,949,378	22.87%

	$70,570,455	64.68%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (99.99% US based)
Energy	634	$112,089	0.10%
Metals	965	1,310,643	1.20%
Agricultural	1,026	612,852	0.56%

	2,625	$2,035,584	1.86%

Unrealized losses (99.39% US based)
Energy	94	$23,860	0.02%
Metals	363	218,015	0.20%
Agricultural	1,664	1,510,022	1.38%

	2,121	$1,751,897	1.60%

Unrealized net trading gains on open futures contracts		$283,687

Open Swap Contract:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gain (US based)
Agricultural	1	$305,100	0.28%

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2004

	Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $24,508,959)
US Federal Home Loan Bank Notes, due 6/15/05, at 1.625%, principal amount $14,500,000	$14,433,164	52.26%
US Federal Home Loan Bank Notes due 8/15/05 at 3.0%, principal amount $10,000,000	10,014,605	36.26%

	$24,447,769	88.52%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.11% US based)
Energy	137	$216,680	0.79%
Metals	132	472,588	1.71%
Agricultural	244	298,474	1.08%

	513	$987,742	3.58%

Unrealized losses (97.67% US based)
Energy	113	729,745	2.63%
Metals	38	98,218	0.36%
Agricultural	549	186,128	0.67%

	700	$1,011,090	3.66%

Unrealized net trading losses on open futures contracts		$(23,348)

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004 (Unaudited)

	3 months ended 9/30/2005 Unaudited	3 months ended 9/30/2004 Unaudited	9 months ended 9/30/2005 Unaudited	9 months ended 9/30/2004 Unaudited
Trading gains (losses):
Realized net trading gains (losses) – commodities	$7,441,066	$(516,399)	$10,881,977	$2,717,986
Realized losses on securities	0	(118,337)	(79,775)	(184,275)
Change in unrealized net trading gains – commodities	1,626,237	3,240,999	612,135	1,197,748
Change in unrealized gains (losses) on securities	(6,392)	62,522	93,375	(29,648)
Foreign exchange gains (losses)	(9,953)	2,580	(24,379)	(859)
Commissions	(79,073)	(26,288)	(262,439)	(74,532)

Net gains from trading activities	8,971,885	2,645,077	11,220,894	3,626,420

Investment income:
Interest income – US Government obligations	442,896	146,631	957,988	325,670
Interest income – Other	202,679	5,792	326,630	17,700

	645,575	152,423	1,284,618	343,370

Expenses:
Management fees	219,627	101,318	511,943	272,080
Administrative fees	224,477	153,207	535,537	318,834

	444,104	254,525	1,047,480	590,914

Net investment income gain (loss)	201,471	(102,102)	237,138	(247,544)

Net income	$9,173,356	$2,542,975	$11,458,032	$3,378,876

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2005 and September 30, 2004 (Unaudited)

	9 months ended 9/30/05	9 months ended 9/30/04
Partners’ Capital at beginning of year	$27,618,916	$8,515,006
Contributions	74,544,316	15,182,995
Net income	11,458,032	3,378,876
Withdrawals	(4,506,740)	(1,714,098)

Partners’ Capital at end of period	$109,114,524	$25,362,779

Per unit data	9/30/05	9/30/04
Net asset value	$194.63	$172.90

Units outstanding	560,624	146,691

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months and Nine Months Ended September 30, 2005 and September 30, 2004 (Unaudited)

	3 months ended 9/30/05	3 months ended 9/30/04	9 months ended 9/30/05	9 months ended 9/30/04
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.21%	(0.46)%	0.37%	(1.38)%
Ratio of Expenses to Average Partners’ Capital	0.47%	1.14%	1.62%	3.30%
Total Return	9.94%	11.70%	19.19%	21.44%

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

See accompanying notes to financial statements

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois limited partnership that was established in May 2000. The Partnership trades a portfolio primarily of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase contracts in the over the counter marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index (the “Index”) and positions are rebalanced monthly to maintain the Index. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K, Annual Report for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Net Assets: The valuation of net assets includes open commodity futures, swap and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals partners’ capital.

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

Revenue Recognition: Commodity futures contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of exchange traded commodity futures and forward contracts is based upon the most recent available settlement price on the appropriate commodity exchanges. The market value of open swap and forward contracts in the over the counter marketplace is based upon published daily settlement prices or at dealers’ quotes. US Treasury securities and other US Government obligations are reported at market. Changes in unrealized gains or (losses) represent the total increases (decreases) in unrealized gains or (increases) decreases in unrealized losses on open positions during the period.

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

Prior to September 1, 2005, Hart Capital Management, Inc. (“Hart”) was the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provided certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart was paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management effective May 1, 2004. Prior to May 1, 2004, the advisory fee paid to Hart was 0.5% of the average month-end market value of the portfolio under management. As of September 1, 2005, the Partnership no longer employs an investment advisor.

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

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner by reason of common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Management fees – General Partner	$219,627	$101,318	$511,943	$272,080
Advisory fees – Hart	15,461	4,875	42,023	31,808
Selling fees – Uhlmann	523,382	105,912	2,354,599	385,931
Brokerage fees - PFG	58,591	26,288	241,957	74,532

Note 3. Partnership Capital:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

As of September 30, 2005, the General Partner had a capital balance of $1,273,899 in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Note 4. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

The Partnership’s trading involves activities that have market and/or credit risk. Financial instruments employed in the Partnership’s operations may have market and/or credit risk in excess of the amounts recorded in the statements of financial condition.

Market Risk-Market risks arise from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional contract value of futures contracts purchased. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. The use of financial instruments may serve to modify or offset market risk associated with other transactions.

Credit Risk-Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is generally the net unrealized gain on open positions plus the value of the margin or collateral held by the counterparty. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges. Financial instruments traded off-exchange give rise to the risk of the failure of, or the inability or refusal to perform by, the counterparties to such trades.

Concentration of Credit Risk-The Partnership clears all of its trades primarily through one clearing broker. See Note 5. In the event a counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions.

The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits.

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions. See Note 5.

Note 5. Subsequent Events:

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures commission merchant, and, accordingly, transferred a substantial portion of its assets. Additionally, the Partnership entered into over-the-counter transactions related to its trading to replicate component positions of the Rogers International Commodity Index (“Index”) through Refco Capital Markets, Ltd. (“Refco Capital Markets”), a large derivatives dealer affiliated with Refco LLC. On October 13, 2005, Refco Inc., the parent company of Refco LLC and Refco Capital Markets, announced that the liquidity within Refco Capital Markets was not sufficient to continue operations and that it had imposed a fifteen day moratorium on all of its activities. On October 17, 2005 Refco Inc. and several affiliates, including Refco Capital Markets (but not Refco LLC), filed for bankruptcy court protection. The Partnership is currently continuing its operations tracking the Index and anticipates continuing to do so for the foreseeable future. However, since Refco Capital Markets holds approximately 69% of the Partnership’s assets (as of November 11, 2005) and is now under bankruptcy court protection, and because management cannot be sure whether or not the Partnership will sustain any loss on its assets held at Refco Capital Markets (or the amount of any such loss), the Partnership is currently unable to provide an accurate value for its units for reporting purposes and cannot process redemptions at net asset value. The Partnership has instigated legal proceedings to obtain the release of such funds held at Refco Capital Markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, “Financial Statements”. The information contained therein is essential to, and should be read in connection with, the following.

INTRODUCTION

The Partnership’s principle objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading is designed to replicate the positions which comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio primarily of commodity futures and forward contracts. The Partnership invests and trades solely on the “long side” of the market. Beeland Management Company, L.L.C., as general partner (the “General Partner”), manages the business of the Partnership.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to the continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

The Partnership trades in the agricultural, metals, and energy sectors. Due to the nature of the Partnership’s business, substantially all its assets are represented by cash and United States government obligations, while the Partnership maintains its market exposure primarily through open futures and forward contract positions.

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

Trading in forward or other over the counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. This potential delay could be exacerbated to the extent a counterparty is not a United States person.

Other than these limitations on liquidity, which are inherent in the Partnership’s futures trading operations, and the limitations on liquidity discussed below, the Partnership’s assets are expected to be highly liquid.

As reported by the Partnership on October 20, 2005, Refco Capital Markets, Ltd. currently holds a substantial portion of the Partnership’s assets and is now under bankruptcy court protection. The Partnership has retained Sidley Austin Brown & Wood LLP to assist the Partnership with enforcing its rights with respect to its assets held at Refco Capital Markets, and on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., filed a complaint with the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. That complaint alleges that government securities and cash that was transferred from the Partnership to Refco Capital Markets between October 7 and October 11, 2005, is the Partnership’s property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the bankruptcy court enter judgment requiring that property to be returned to the Partnership immediately. Because the General Partner cannot be sure whether or not the Partnership will sustain any loss on its assets held at Refco Capital Markets (or the amount of any such loss), the Partnership is unable to provide an accurate value for its units for reporting purposes after September 30, 2005. Nevertheless, the Partnership is continuing its operations tracking the Rogers International Commodity Index, and commencing with November 30, 2005, will provide monthly special redemptions which will allow redeeming limited partners to elect not to participate in the index tracking operations of the Partnership and to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters with Refco Capital Markets are resolved and the General Partner is able to determine a net asset value for the Partnership.

RESULTS OF OPERATIONS

The Partnership’s net income or loss is directly related to changes in the value of the Rogers International Commodity Index, which the Partnership is designed to replicate, and is not dependent on trading decisions made by the General Partner apart from balancing positions to track the Rogers International Commodity Index. The components of the return of the Partnership are the gains and losses recognized on the Partnership’s open positions reflecting changes in the market prices of the underlying components of the Rogers International Commodity Index and the interest income earned on cash balances. The mechanics and rules of futures and forward markets allow the Partnership to earn interest on between approximately 90% to 100% of its assets.

Net Gains (Losses) from Trading Activities and Investment Income	3 months ended 09/30/05	3 months ended 09/30/04	9 months ended 09/30/05	9 months ended 09/30/04
Realized net gains (losses)	7,441,066	(634,736)	10,802,202	2,533,711
Unrealized net gains (losses)	1,619,845	3,303,521	705,510	1,168,100
Foreign exchange (losses)	(9,953)	2,580	(24,379)	(859)
Commissions	(79,073)	(26,288)	(262,439)	(74,532)
Interest Income	645,575	152,423	1,284,618	343,370

Total Net Gains from Trading Activities and Investment Income	$9,617,460	$2,797,500	$12,505,512	$3,969,790

Expenses	3 months ended 9/30/05	3 months ended 9/30/04	9 months ended 9/30/05	9 months ended 9/30/04
Management fees	$219,627	$101,318	$511,943	$272,080
Administrative fees	224,477	153,207	535,537	318,834

Total Expenses	$444,104	$54,525	$1,047,480	$590,914

The Partnership pays various fees and expenses on a continuing basis which include management fees, subscription fees, advisory fees (prior to September 1, 2005), and brokerage commission and transaction fees.

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades primarily in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the open positions of the Partnership at the same time, the Partnership could experience substantial losses.

In addition to market risk, in entering into futures, forward or other over the counter contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. In off-exchange transactions, traders must rely solely on the credit of their counterparties.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

The General Partner believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any forward or other over the counter contracts held by the Partnership are also valued at published daily settlement prices or at dealers’ quotes. In addition, US Government obligations are reported at market. Thus, the General Partner expects that under normal circumstances substantially all of the Partnership’s assets will be valued on a daily basis using objective measures.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk.

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

QUANTIFYING THE PARTNERSHIP’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk. The Partnership uses the absolute value of unrealized profit or loss as the measure of its Value at Risk.

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2005. At September 30, 2005, the Partnership’s net assets were $109,114,524.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$2,427,974	2.23%
Metals	$1,528,658	1.40%
Energy	$135,949	0.12%

TOTAL:	$4,092,581	3.75%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2004. At December 31, 2004, the Partnership’s net assets were $27,618,916.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$482,602	1.75%
Metals	$570,806	2.07%
Energy	$943,425	3.42%

TOTAL:	$1,996,833	7.24%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the absolute value of unrealized profit or loss imbedded in the Partnership’s open positions. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the Partnership’s risk exposures. There can be no assurance that the Partnership’s current market exposure will not change materially. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of September 30, 2005 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

Other than as discussed above under Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to Refco Capital Markets, the Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Since the Partnership is designed to replicate the composition of a commodity index, the General Partner adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. The General Partner may also initiate an adjustment to reflect a change in the commodity index itself. The General Partner generally does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner have concluded that the General Partner has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the General Partner, particularly during the period in which this quarterly report is being prepared. The principal executive officer and principal financial officer of the General Partner have evaluated the effectiveness of the General Partner’s disclosure controls and procedures relating to the Partnership as of the end of the period covered by this report (the “Evaluation Date”) and have based the foregoing conclusion about the effectiveness of such disclosure controls and procedures on their evaluation as of the Evaluation Date.

During the period covered by this report, there have been no significant changes in the General Partner’s internal controls or in other factors relating to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, investors may redeem their units at the end of each calendar month at the then current month-end net asset value per unit. The redemption of units has no impact on the value of units that remain outstanding, and units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2005:

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2005	2,794.199	183.58
August 31, 2005	4,856.297	193.03
September 30, 2005	7,754.144	194.63

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Please See attached Exhibit List.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2005.

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