Form 10-K
period 2005-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2006-04-05
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number: 000-51836

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

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. BUSINESS

(a) General development

Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership established in May 2000. The Partnership invests and trades a portfolio primarily of commodity futures and forward contracts designed to track the change in values of the Rogers International Commodity Index® (the “Index”). The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. Beeland Management Company, L.L.C., an Illinois limited liability company (“Beeland Management”), serves as the general partner of the Partnership.

The Partnership originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission to register $200 million of units of limited partnership interest (the “Units”), which registration statement became effective in January 2001. The Partnership’s initial offering period was held during fiscal year 2001. The Units were initially offered for sale at a fixed price of $100 per unit. An initial closing was held after a minimum of 50,000 Units in subscriptions was received.

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the futures commission merchant and were used to acquire a portfolio of futures positions consistent with the Partnership’s trading policies as well as US Government obligations.

After the initial closing, the purchase price of Units is the net asset value per unit as of the close of trading on the trading day preceding the effective date of the purchase.

The Partnership has subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $245,405,200, and a total of 677,673.54 of Units have been sold to the public as of December 31, 2005, although Units are not currently being offered by the Partnership.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. Additionally, the Partnership entered into over-the-counter transactions related to its trading to replicate component positions of the Index through Refco Capital Markets, Ltd. (“Refco Capital Markets”), a large derivatives dealer affiliated with Refco LLC. The Partnership did not, however, authorize the transfer of any of its securities to Refco Capital Markets. On October 13, 2005, Refco Inc., the parent company of Refco LLC and Refco Capital Markets, announced that the liquidity within Refco Capital Markets was not sufficient to continue operations and that it had imposed a fifteen day moratorium on all of its activities. On October 17, 2005 Refco Inc. and several affiliates, including Refco Capital Markets (but not Refco LLC), filed for bankruptcy court protection. Refco Capital Markets currently holds a significant portion of the Partnership’s assets, primarily securities as of December 31, 2005, and is now under bankruptcy court protection. Beeland Management has instigated an adversary proceeding on behalf of the Partnership to obtain the release of such funds held at Refco Capital Markets alleging that Refco Capital Markets fraudulently obtained possession of the Partnership’s assets. The Partnership is currently continuing its operations, tracking the Index, at an 80% level, and anticipates continuing to do so for the foreseeable future, but because Beeland Management cannot be sure whether or not the Partnership will sustain any loss on its assets held at Refco Capital Markets, or the amount of any such loss, the Partnership is currently able to provide only estimated values for its Units.

Notwithstanding the Partnership’s inability to determine final values for all of its assets, limited partners in the Partnership may redeem their investments through a monthly special redemption at which point they will no longer participate in gains and losses of the Partnership due to market movements of the Index but will not be shielded from any losses and expenses of Refco Capital Markets’ bankruptcy. Limited partners that take advantage of the special redemption process will be able to receive their pro rata portion of the Partnership’s cash that is not impacted by the Refco Capital Markets’ bankruptcy. Once the matter with Refco Capital Markets is resolved, Beeland Management will determine a net asset value for the Partnership as of each special redemption date which reflects the losses, if any, due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets whether such losses or expenses were incurred before or after the effective date of a special redemption.

(b) Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information (estimated, unaudited for 2005) regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions which comprise the Rogers International Commodity Index. The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded in established markets as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of Units and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2005, the Partnership was not offering its Units for sale.

The Index was developed by James Beeland Rogers, Jr., the majority owner and member of Beeland Management, to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. Beeland Management attempts to replicate the composition of the Index using various commodity futures contracts. The initial components of the Index and their weightings were chosen by Mr. Rogers based on his perception of the relative importance of the underlying raw materials in international trade and commerce. A committee now formulates and enacts all business assessments and decisions regarding the composition of the Index. Mr. Rogers, as the founder and owner of the Index, chairs that committee and is the final arbiter of its decisions. “Rogers International Commodity Index” is a registered service mark of Beeland Interests, Inc., a company wholly owned by Mr. Rogers. Beeland Management uses and publishes the Index and markets products designed to track the Index pursuant to a nonexclusive, worldwide license from Beeland Interests, Inc.

Since the Partnership’s portfolio is based on the Index, there is no active trading by Beeland Management in the traditional sense. Unlike with most commodity pools, commodity contracts are not bought or sold to take advantage of hoped for price movement. Other than effecting trades to reflect a possible adjustment in the composition of the Index or the weightings among its components, the only regular trading performed by Beeland Management is for the purpose of rolling positions from near delivery dates to later delivery dates in order to ensure that the Partnership will not take actual delivery of a physical commodity. These rolling trades, made pursuant to a predetermined formula and rules, are placed and effected, to the extent possible, as spread transactions, in which the Partnership simultaneously buys and sells futures contracts corresponding to the same commodity, but for delivery in different months.

The Partnership’s principal objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The performance of the Partnership is not correlated with traditional securities markets. In other words, the performance of the Partnership is largely independent from how the traditional equity and debt markets perform. Accordingly, the Partnership’s returns will not necessarily increase when that of stocks or bonds increase and will not necessarily decrease when that of stocks or bonds decrease. However, the Partnership will not necessarily perform better when traditional markets decline, or perform worse when the traditional markets are rising.

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all limited partner capital accounts at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all limited partner capital accounts at the close of each month (1.75% per annum). The Partnership is currently trading at an 80% level, and the Management Fee is being charged at a 0.8% annual rate.

The Partnership pays the costs of executing and clearing its trades, its administrative expenses, compensation due to its selling agents, and any extraordinary expenses which it may incur.

Man Financial Inc., Refco Division, acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc. acts as introducing broker for the Partnership.

The Partnership is open-ended and may offer Units at net asset value as of the first day of each month, although it was not doing so as of December 31, 2005. Unitholders may generally redeem any or all of their Units upon 10 business days’ written notice to the Partnership’s administrator, BISYS-RK Alternative Investment Services, Inc., or, in connection with a special redemption (whereby redemption proceeds are currently available only in part) to the administrator or Beeland Management.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as Beeland Management, and commodity brokers or futures commission merchants and introducing brokers, such as Man Financial and The Price Group to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of Beeland Management as a commodity pool operator or a commodity trading advisor were terminated or suspended, Beeland Management would be unable to continue to manage the business of the Partnership. Should Beeland Management’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. Currency forward contracts are not subject to regulation by any United States Government agency.

(i) through (xii) - not applicable.

(xiii) the Partnership has no employees.

(d) Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the United States on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

ITEM 1A. RISK FACTORS

You may lose all of your investment if futures prices, which are highly unpredictable and volatile, do not increase.

Participation in a volatile market could produce substantial losses for the Partnership. This could result in the possible loss of your entire investment in the Partnership. Price movements of futures contracts are highly volatile and are influenced by many factors. Some of those factors are: changing supply and demand relationships; weather and other environmental conditions; acts of God; agricultural, fiscal, monetary and exchange control programs and policies of governments; national and international political and economic events and policies; changes in rates of inflation; and the general emotions and psychology of the marketplace, which at times can be irrational and totally unrelated to other more tangible factors. None of these factors can be controlled by Beeland Management. Even if current and correct information as to substantially all factors is known or thought to be known, prices still will not always react as predicted. The profitability of the Partnership will depend on whether the futures and forward contracts which Beeland Management purchases for the Partnership’s portfolio to replicate the Index increase in price. If these prices increase, the Partnership will be profitable if such trading profits exceed the fees and expenses of the Partnership. If these prices do not increase, the Partnership will not be profitable and will incur losses. The volatility of the futures markets is one reason that an investment in units should be viewed as a long term investment.

The bankruptcy of Refco Capital Markets, Ltd. may have a substantial negative impact on the Partnership.

Refco Capital Markets currently holds a substantial portion of the Partnership’s assets and is under the protection of the bankruptcy court. Although the Partnership is litigating for the return of its assets, there can be no assurance that such litigation will be successful or that the Partnership will not incur a substantial loss of its assets. Additionally, the Partnership is continuing its operations trading to track the Index, albeit at an 80% level. The inability of the Partnership to access its assets at Refco Capital Markets for futures margin purposes could require the Partnership to reduce the level at which it trades to track the Index or to cease its trading operations entirely.

The Rogers International Commodity Index is likely to be volatile and could suffer from periods of prolonged decline in value.

The Rogers International Commodity Index, upon which the Partnership’s trading will be based, is likely to be volatile and could suffer from periods of prolonged decline in value. The Index is comprised of 35 different commodities. At any time, the price of any component commodity of the Index may be affected by various factors, such as the weather or world political or economic events. The Partnership’s success depends on the increasing price of the raw materials represented by the Index. Investors will receive a positive return on investment only if the price of raw materials increases at a rate that exceeds the management, subscription and other fees involved. Given the highly unpredictable and volatile nature of futures prices, the price movements of the raw materials comprising the Index should be viewed over a longer period of time. Beeland Management believes that investors should view their investments as at least a two-year commitment.

Because the Rogers International Commodity Index is highly concentrated in energy oriented raw materials, prolonged decline in value in those commodities would have a negative impact on the Partnership’s performance.

Approximately 44% of the component commodities on the Rogers International Commodity Index are energy oriented, including 35% in crude oil. Accordingly, a decline in value in such raw materials would adversely affect the performance of the Partnership. Technological advances or the discovery of new oil reserves could lead to increases in worldwide production of oil and corresponding decreases in the price of crude oil. In addition, further development and commercial exploitation of alternative energy sources, including solar, wind or geothermal energy, could lessen the demand for crude oil products and result in lower prices. Absent amendment of the Index to lessen or eliminate the concentration of existing energy contracts in the Index or to broaden the Index to account for such developments, the Index and the value of the Partnership could decline.

Commodity futures have inherent leverage.

The low margin deposits normally required for commodity futures contracts (typically 2% to 15% of the value of the contract purchased or sold) result in a relatively small adverse price movement in a contract possibly producing immediate and substantial losses to the investor. For example, if at the time of purchase 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deductions for brokerage commissions. A decrease of more than 10% would result in a loss of more than the total margin deposit. Thus, like other leveraged investments, any position may result in losses in excess of the amount invested.

When the market value of a particular open position changes to a point where the margin on deposit in the Partnership’s account does not satisfy the applicable maintenance margin requirement imposed by the clearing broker, the Partnership will receive a margin call from the clearing broker. If the Partnership does not satisfy the margin call within a reasonable time (which may be as brief as a few hours) the clearing broker will close out the position.

Investing in units might not provide the desired diversification of your overall portfolio.

A principal objective of the Partnership is to add diversification to a traditional portfolio of securities. Price performance on the basket of raw material contracts in the Partnership and the Index are non-correlated to the performance of traditional securities markets. Ordinarily and for most investors, an investment in the Partnership should be made only if an investor’s overall portfolio is diversified into other markets and an investment in the Partnership represents only a small percentage of the investor’s overall investment portfolio.

The performance of the Partnership is not correlated with the traditional securities markets. In other words, the performance of the Partnership is largely independent from how the traditional equity and debt markets perform. Accordingly, the Partnership’s returns will not necessarily increase when those of stocks or bonds increase and will not necessarily decrease when those of stocks or bonds decrease. However, the fact that the Partnership’s performance is non-correlated with traditional securities markets does not mean that the Partnership’s performance has a negative correlation with such markets. In other words, the Partnership will not necessarily perform better when traditional markets decline, or perform worse when the traditional markets are rising. Rather, the Partnership’s results may parallel either stocks or bonds, or both, during significant periods of time.

An investment in the Partnership could increase rather than reduce overall portfolio losses during periods when the Partnership, as well as stocks and bonds, decline in value. There is no way of predicting whether the Partnership will lose more or less than stocks and bonds in declining markets. You must not consider the Partnership to be a hedge against losses in your stock and bond portfolios. You should consider whether diversification in itself is worthwhile even if the Partnership is profitable.

Illiquid markets could make it impossible to realize profits or limit losses.

All futures markets will sometimes be illiquid. In illiquid markets, the Partnership may not be able to execute a buy or sell order at the desired price, or to close out an open position in a timely manner. This would make it impossible for the Partnership to realize profits or limit losses.

Market illiquidity can arise from the various regulations that are applicable to futures trading, such as the “daily price fluctuation limits” or “daily limits” regulations. The daily limits are the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price. No trades may be made at a price beyond the daily limits.

Market illiquidity also occurs in a “thin” market where the volume of buy and sell orders in a market is relatively small. Market illiquidity can also occur because many trading approaches use similar analyses. This can lead to the bunching of buy and sell orders, which makes it more difficult for a position to be acquired or liquidated. It is also possible that an exchange or the Commodity Futures Trading Commission (CFTC) may suspend trading in a particular contract, order immediate liquidation and settlement of a particular contract, or order that trading in a particular contract be conducted for liquidation only.

The Partnership may even be required in extreme circumstances to make or take delivery of the commodity underlying a particular position if the position cannot be offset or liquidated prior to its expiration date.

The Partnership could have its trading disrupted due to the failure of exchanges or clearinghouses or could lose assets deposited with futures commission merchants or brokers.

Futures contracts are traded on a commodity exchange. The Partnership could have its trading disrupted if the exchanges on which the Partnership trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets or other factors. Assets of the Partnership are deposited with futures commission merchants who execute futures contracts, as well as with broker-dealers who execute government contracts and brokers or dealers who execute forward contracts. The Partnership could lose these assets if, for example, any of the above parties were to become insolvent or bankrupt. In such event, the Partnership would likely be able to recover only part of the assets held by its futures commission merchant or broker-dealer. None of these factors or occurrences can be controlled by the Partnership or its general partner.

The Partnership will trade on foreign exchanges that are less regulated than U.S. markets and are subject to risks that do not always apply to U.S. markets.

The Partnership will trade certain commodities on exchanges located outside the United States. The regulations of the CFTC do not apply to trading on foreign exchanges, and trading on foreign exchanges may involve different and greater risks than trading on United States exchanges. Certain foreign markets may be more susceptible to disruption than United States exchanges due to the lack of a government-regulated clearinghouse system.

Trading on foreign exchanges also involves certain other risks that are not applicable to trading on United States exchanges. Those risks include: varying exchange rates; exchange controls; expropriation; burdensome or confiscatory taxation; moratoriums, and political or diplomatic events. It will also likely be more costly and difficult for the Partnership to enforce the laws or regulations of a foreign country or exchange, and it is possible that the foreign country or exchange may not have laws or regulations which adequately protect the rights and interests of the Partnership.

Other investors replicating the Index

The Index has been licensed to entities other than Beeland. Accordingly, the risks associated with liquidity and competition for available contracts may be increased.

The operating history of the other commodity pool managed by Beeland Management may not be indicative of the Partnership’s performance.

Beeland Management currently operates one other active commodity pool. As with the Partnership, the trading in that commodity pool is also based on the Index. The operating history of the other pool operated or managed by Beeland Management is not indicative of how the Partnership would perform in the future. This is partly due to the fact that the other commodity pool charges substantially lower fees than the Partnership.

The trading methodology utilized by the Partnership may not be successful under all or any market conditions.

Beeland Management utilizes a series of rules which, in turn, generally generates trading instructions designed to produce a portfolio of trades in commodities which should track the Index. Pursuant to these rules, futures contracts are rolled from near delivery months to later months. However, because trading in such later months may be more volatile, due to less liquidity, the rules and Beeland Management’s program chooses delivery months where there is greater depth and liquidity. In addition, at any moment in time, some commodities in the Partnership will be over-represented while others will be under-represented when compared to the Index. Accordingly, as the total value of the Partnership increases and decreases (typically because of new subscriptions or withdrawals), trades will be effected in order to better correlate the composition of the Partnership with the composition of the Index. Beeland Management enters trades consistent with those rules. No assurance can be given that the rules and trading methodology utilized by Beeland Management will prove successful under all or any market conditions.

Substantial fees and expenses are charged regardless of profitability.

The Partnership must pay brokerage fees, management fees, legal, accounting and reporting expenses and filing fees regardless of whether it realizes profits. Accordingly, the Partnership’s trading profits and interest income must equal or exceed its trading losses, fees and expenses to avoid depletion or exhaustion of its assets.

Conflicts of interest exist which may diminish the value of limited partners’ investments.

Conflicts of interest exist in the structure and operation of the Partnership’s business. The Partnership generally has no procedures in place to resolve conflicts of interest. The value of limited partners’ investments in the Partnership may be diminished by actions or omissions which independent third parties could have prevented or corrected. The Partnership’s conflicts include:

Beeland Management is also the general partner, commodity pool operator and trading advisor for another commodity pool. A potential conflict of interest may arise if any situation arises in which the Partnership is in competition with that pool. For example, if both pools are buying positions at the same time, this may drive up the price resulting in higher prices for both pools.

Beeland Management and its members are also involved with other businesses, some of which include financial services, securities, futures and trading businesses. A potential conflict may arise if those businesses engage in activities which compete with the Partnership.

Beeland Management and its members may trade for their own accounts. This creates a potential conflict in that they may take competing positions or positions opposite or ahead of those taken for the Partnership.

The fees and commissions and other terms applicable to the general partner’s business dealings with the Partnership were not negotiated on an arms-length basis.

Price Futures Group is the introducing broker which introduces trades to Man Financial and as such receives a portion of the commissions. The fees and commissions and other terms applicable to the general partner’s business dealings with the Partnership were not negotiated on an arms-length basis. Accordingly, we cannot assure you that the terms are as favorable to the Partnership as could have been obtained from others.

You will be limited in your ability to transfer units.

Units are not freely transferable. They can only be assigned or transferred upon the terms and conditions set forth in the limited partnership agreement. Those restrictions may at times preclude a transfer of a unit. You may not transfer your units without giving prior written notice to the Partnership’s general partner. A transferee cannot become a limited partner without the approval of the Partnership’s general partner. Such consent for the transferee to become a limited partner may be given or withheld in the sole and absolute discretion of the Partnership’s general partner. The transferee must also provide the Partnership’s general partner with written acceptance of the Partnership’s limited partnership agreement and an opinion of counsel that the transfer will not violate any securities, tax or other laws or rules and will not affect the tax status or treatment of the Partnership. No public market for the Partnership’s units exists or is contemplated in the foreseeable future.

Substantial restrictions and conditions are also imposed upon the redemption of units. Limited Partners may only redeem units as of the end of each month after furnishing Beeland Management with 10 days prior written notice of the limited partner’s desire to redeem units, although currently, redemption proceeds are available only in part.

The units will not be a liquid investment.

Limited partners will have to depend on their limited and restricted transfer and redemption rights, as described above, in order to realize a profit on their investment in the units because it is likely that no distributions will ever be made to the limited partners.

Substantial redemptions of units could require the Partnership to liquidate open positions more rapidly than otherwise desirable in order to raise the cash to fund the liquidations, while at the same time achieving a market position appropriately reflecting a smaller equity base. Illiquidity in the market could also make it difficult to liquidate positions on favorable terms, which could result in losses to the Partnership.

Since limited partners will not participate in management of the Partnership’s business, they must rely on Beeland Management to adequately manage the Partnership’s affairs.

You may not participate in the management or control of the Partnership or the conduct of its business. You will have limited voting rights with respect to the Partnership’s affairs. You must rely upon the fiduciary responsibility and judgment of Beeland Management to manage the Partnership’s affairs in the best interests of the limited partners.

The Partnership may terminate early, which could disrupt your overall investment portfolio plan.

Unforeseen circumstances, including withdrawal of the Partnership’s general partner, could cause the Partnership to terminate prior to its stated termination date of December 31, 2020. Early termination of the Partnership could disrupt your overall investment portfolio plan.

The purchase of units by Beeland Management or its members may create conflicts of interest for them.

Beeland Management and its members and their affiliates may, but are not required to, purchase units for their own account. There is no limit on the number of units that Beeland Management is permitted to purchase. In the event that Beeland Management purchases any units, it will pay for such units out of its assets, and will not use any of the offering proceeds to purchase units. Any purchase of units by Beeland Management or its members or their affiliates should not be relied upon as an indication of the merits of this offering.

Conflicts of interest will arise if Beeland Management or its members hold a substantial number of units, because they will then be in a position to substantially influence matters submitted to a vote of the limited partners. For example, conflicts of interest could arise regarding the dissolution of the Partnership because the dissolution of the Partnership would terminate Beeland Management’s compensation from the Partnership. Any investments in the Partnership by affiliates of Beeland Management or its members or members of the families of any such affiliates or members could increase the risks discussed in this paragraph.

Since the Partnership will only trade in certain markets, an investment in the Partnership, alone, will not diversify an investor’s portfolio.

The Partnership’s general partner will initially trade futures and forwards contracts on commodity exchanges. While the Partnership is authorized to purchase commodity forward contracts in the off exchange markets, it does not expect to do so for the foreseeable future. Since the Partnership will engage only in the trading of commodity futures contracts and forward contracts, an investment in the Partnership, alone, will not add diversification to an investor’s portfolio. Ordinarily and for most investors, an investment in the Partnership should be made only if an investor’s overall portfolio is diversified into other markets and an investment in the Partnership represents only a small percentage of the investor’s overall investment portfolio.

Exchange trading limits may require the Partnership to liquidate positions at undesirable times, resulting in reduced profitability.

Most exchanges limit the amount of fluctuation in commodity futures contract prices on a single trading day.

Trading instructions may have to be modified and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these trading limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership.

The offering of units has not been subject to independent review.

One law firm represents Beeland Management. That firm does not represent you as a limited partner in connection with the Partnership. Accordingly, you should consult your own legal, tax and financial advisors regarding the desirability of your investing in the Partnership.

Regulations governing the futures market may change and could adversely affect the Partnership’s operations.

Federal agencies including the CFTC, the SEC and the Board of Governors of the Federal Reserve System regulate certain activities of the Partnership and the Partnership’s general partner. The CFTC is the governmental agency having responsibility for regulation of U.S. commodity exchanges and commodity futures trading. Its function is to implement the objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity futures markets. The regulation of the United States and foreign futures markets has undergone substantial change over the years, and further changes should be expected. It is impossible to predict, however, what changes may occur, or the effect of any such changes on the Partnership. The effects could be substantial. The Partnership is not aware of any pending or threatened regulatory developments that might materially affect the Partnership. However, regulatory initiatives could develop suddenly and without notice.

Since the Partnership is not a regulated investment company you will not have the protections provided by statutes regulating those companies.

The Partnership is not a registered securities investment company or “mutual fund” subject to the Investment Company Act of 1940. Therefore, you do not have the protections provided by that statute.

Limited partners will owe taxes on the Partnership’s profits but will very likely never receive any distributions from the Partnership.

The Partnership is not required to make any distributions, and it is likely that no distributions will ever be made because the principal objective of the Partnership is to increase capital by assuming positions consistent with the Index, not to create cash flow. You will, however, be required to report and pay tax in your taxable year with or within which the taxable year of the Partnership ends, on your distributive share of all items of partnership profits for such taxable year of the Partnership. Even if distributions are made, the distributions may not equal the taxes payable by you on your share of the Partnership’s profits. Such taxes will be out-of-pocket expenses to you to the extent they exceed any cash distributions. Subject to certain conditions, you may redeem your units monthly in order to provide funds for the payment of taxes or for any other purpose.

The Partnership might sustain losses offsetting the profits of a prior fiscal year, so you might never receive a distribution or be able to liquidate your units for an amount equal to the taxes which have already been paid by you.

Upon a sale or other disposition of the units or upon a sale or other disposition of the Partnership’s property, an investor’s tax liability may exceed the cash he receives. To the extent of such excess, the payment of such taxes will be out-of-pocket expenses. Assuming that the investor has held his units for more than one year, gain or loss recognized on a sale of the units should be capital gain or loss, respectively.

You could owe tax on your share of the Partnership’s ordinary income despite overall losses.

You may be required to pay tax on your allocable share of the Partnership’s ordinary income even though the Partnership incurs overall losses.

If the Partnership’s and the limited partners’ tax returns are audited, you may be required to pay back taxes, interests and penalties.

There is no assurance that the Partnership’s tax return will not be audited by the IRS or that adjustments to the Partnership’s return will not be required as a result of an audit. If an audit results in an adjustment, limited partners may be required to file amended returns (which may themselves also be audited) and to pay back taxes, plus interest and possibly penalties. An audit of the Partnership’s tax return may result in an audit of an investor’s own tax return.

A change in tax laws could adversely affect the tax treatment of an investment in the Partnership.

It is possible that the current federal income tax treatment accorded an investment in the units will be modified by subsequent legislative, administrative or judicial action, possibly with retroactive effect. Any such changes could significantly alter the tax consequences and decrease the after-tax rate of return on an investment in the units.

ITEM 2. PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business. Beeland Management conducts the Partnership’s trading activities and performs certain administrative services for the Partnership from its offices.

ITEM 3. LEGAL PROCEEDINGS

As previously reported by the Partnership, Refco Capital Markets, Ltd. (“Refco”) currently holds a substantial portion of the Partnership’s assets and is under bankruptcy court protection (In re Refco Inc., et al). On October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleges that Refco Capital Markets fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in such adversary proceeding shall commence on a date approximately thirty days after the Court enters an Order or Stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 Bankruptcy Proceeding to a Chapter 7 Stockbroker Liquidation. A Preliminary Order was issued on that Motion on March 14, 2006, and a Final Order may be entered 45 days thereafter. Accordingly, the Partnership does not yet have a trial date.

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief.

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the partnership units, and none is likely to develop. Units normally may be redeemed upon 10 days written notice to the Partnership’s administrator and subscription and redemption agent, BISYS-RK Alternative Investment Services, Inc., 105 Eisenhower Parkway, 3rd Floor, Roseland, NJ 07068. Until matters with Refco are resolved, Units may be redeemed pursuant to the Partnership’s special redemption by notice to Beeland Management at 141 W. Jackson Blvd., Suite 1340A, Chicago, Illinois 60606, fax (312) 264-4303 or (877) 423-3526 or to BISYS-RK Alternative Investment Services, Inc. Currently, redemption proceeds will be paid only in part.

(b) Holders. There were approximately 3,053 Limited Partners at December 31, 2005.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2003, 2004 or 2005.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2005:

Month	Units Redeemed	Estimated Redemption Date NAV per Unit
October 31, 2005	—	184.30
November 30, 2005	27,804.04	182.62
December 31, 2005	2,461.17	190.33
Total	30,265.21

The Redemption Date Net Asset Values per Unit during the fourth quarter of 2005 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a significant portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the fourth quarter of 2005 or until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data for the period ended December 31, 2005 is estimated only and has not been audited. “Trading Gains and Losses,” “Net income (loss),” “Net income (loss) per unit,” and “Total assets” include assets, and interest income on such assets, held at Refco Capital Markets which may not be recoverable by the Partnership in full. These amounts have not been reduced or otherwise adjusted to reflect any possible impact of Refco Capital Markets’ bankruptcy on the Partnership’s financial position. The Selected Financial Data for the years ended December 31, 2004, 2003, 2002 and 2001 is taken from the audited financial statements of the Partnership. The Partnership commenced trading operations during November 2001.

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Trading gains and losses	$10,430,200	$2,616,463	$2,056,093	$1,756,496	$(11,182)
Total expenses	$1,759,196	$896,849	$267,777	$428,941	$384,438
Net income (loss)	$8,671,004	$1,719,614	$1,788,316	$1,327,555	$(395,620)
Net income (loss) per unit	$27.04	$20.91	$27.82	$20.90	$(7.45)
Total units outstanding	568,605	169,135	59,806	63,531	53,124
Total assets	$114,247,119	$29,737,367	$14,239,347	$7,524,330	$5,208,217
Total obligations	$6,025,701	$2,118,451	$5,724,341	$246,074	$305,514

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at December 31, 2005, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As previously reported by the Partnership, Refco Capital Markets, Ltd. currently holds a substantial portion of the Partnership’s assets and is now under bankruptcy court protection. The Partnership has retained Sidley Austin LLP to assist the Partnership with enforcing its rights with respect to its assets held at Refco Capital Markets. Because Beeland Management cannot be sure whether or not the Partnership will sustain any loss on its assets held at Refco

Capital Markets (or the amount of any such loss), the Partnership is able to provide only estimated values for its Units after September 30, 2005. Nevertheless, the Partnership is currently continuing its operations tracking the Rogers International Commodity Index, at an 80% level, and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters with Refco Capital Markets are resolved. Such redemption proceeds will reflect any losses incurred due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

RESULTS OF OPERATIONS

The Partnership’s net income or loss is directly related to changes in the value of the Index, which the Partnership is designed to replicate, and is not dependent on trading decisions made by Beeland Management apart from balancing positions to track the Index. In periods of general market inflation, Beeland Management would expect the value of the Index to increase. The Partnership’s performance may be negative in years when the Index’s performance is positive due to fees charged.

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 90% to 100% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors for 2005. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Annual Report.

At December 31, 2005, 2004, and 2003, the Partnership’s net assets were $108,221,418, $27,618,916, and, $8,515,006, respectively. The net assets figure for 2005 includes approximately $76 million of Partnership assets held at Refco Capital Markets, which may not be recovered in full by the Partnership and therefore is an estimate only.

Net Revenues	2005	2004	2003
Realized net trading gain*	5,009,503	2,958,986	1,641,850
Unrealized trading gain (loss)	3,676,213	(712,876)	245,940
Interest income**	2,122,859	472,845	195,365
Foreign exchange gain (loss)	(25,680)	7,551	23,456

Total Net Revenues	$10,782,895	$2,726,506	$2,106,611

Operating Expenses	2005	2004	2003
Brokerage commissions	352,695	110,043	50,518
Management fees	727,425	393,940	164,749
Administrative fees	1,031,771	502,909	103,028

Total Operating Expenses	$2,111,891	$1,006,892	$318,295

*	Realized net rading gain for 2005 includes $317,350 held at Refco Capital Markets which may not be recovered in full by the Partnership
**	Interest income for 2005 includes $584,924 of interest receivable on assets held by Refco Capital Markets which may not be realized in full by the Partnership.

2005

The first half of 2005 saw energy prices reach new highs. Crude oil continued its march upward as it gained over 30 percent by June 30. The more heavily weighted agricultural components also performed well as corn, cotton and wheat all posted double-digit percentage gains during the six month period. Metals, such as copper and gold, were mostly flat during this period.

The commodity markets in the second half of 2005 continued to experience new highs in the energies such as crude oil, heating oil, and unleaded gas. Many metals also posted significant gains at year end as commodities such as gold, copper, and zinc were each up twenty percent over their second quarter closing prices. Prices of agricultural commodities were less volatile than energies and metals however, significant increases were noted in the prices of silk, oats, and rubber.

2004

Mixed returns from the more heavily weighted commodities combined to produce a positive year in 2004 as the Partnership returned 14.69 percent. While crude oil saw new highs and copper rose over 38%, cotton gave back over 40% of its prior year’s gains. Also, there were pullbacks in the corn, soybeans and wheat markets.

2003

For the calendar year 2003, the Partnership performed positively. Crude oil slowed its growth during 2003, rising just over 4% for the year. However, continued growth in cotton, another 46.74%, combined with an over 40% rise in the price soybeans and a 16% rise in wheat meant strong overall gains from the agricultural sector. Also, metals such as copper, up over 48%, and gold, up almost 20%, pushed the overall return of the Partnership for 2003 to 24.28%.

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

In addition to market risk, in entering into futures, forward, or other over the counter contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. In off-exchange transactions, traders must rely solely on the credit of their counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require collateral in the over-the-counter markets.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

Beeland Management believes that the accounting policies that are most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership will also be valued at published daily settlement prices or at dealers’ quotes. Thus, Beeland Management expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not engage in off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in Item 8 of this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at December 31, 2005.

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

The Partnership’s risk exposure in the various market sectors traded by the Partnership is quantified below in terms of Value at Risk. Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses at fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In 2005, the Partnership changed its method of calculating Value at Risk to use exchange maintenance margin requirements for futures positions as the measure of Value at Risk. The Partnership previously used the absolute value of unrealized profit or loss as the measure of its Value at Risk. The absolute value of unrealized profit or loss, however, reflects factors other than assessments of market volatility and does not reflect an assessment of market volatility. Accordingly, the Partnership believes that exchange maintenance margin requirements are a more appropriate indicator of Value at Risk.

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2005. Percent of Net Assets figures shown below for 2005 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,495,774	1.38%
Metals	$954,650	0.88%
Energy	$3,633,000	3.36%

TOTAL:	$6,083,424	5.62%

The following tables indicate the Value at Risk associated with the Partnership’s open positions by market category for the fiscal years ended December 31, 2005 and 2004. The calculations have been prepared under the method used by the Partnership in prior years which considered the absolute value of unrealized profit or loss as the measure of its Value at Risk instead of exchange maintenance margin requirements.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2005. Percent of Net Assets figures shown below for 2005 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,692,819	1.56%
Metals	$1,195,735	1.10%
Energy	$879,750	0.81%

TOTAL:	$3,768,304	3.47%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2004.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$482,602	1.75%
Metals	$570,806	2.07%
Energy	$943,425	3.42%

TOTAL:	$1,996,833	7.24%

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

The Partnership has substantial exposure to loss due to the bankruptcy of Refco Capital Markets as approximately $76 million of Partnership assets are currently held at Refco Capital Markets and are not available to the Partnership. Although the Partnership is litigating for the return of such assets, there can be no assurance that such litigation will be successful or that the Partnership will not incur a substantial loss of assets due to the Refco Capital Markets bankruptcy.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Partnership. There can be no assurance that the Partnership’s current market exposure will not change materially. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2005 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

General

Other than as described in Item 1(a) above, and elsewhere in this Annual Report with respect to the bankruptcy of Refco Capital Markets, the Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. The Refco Capital Markets bankruptcy has limited the liquidity in the Partnership and has had an impact on investors’ ability to redeem their investments in full. The full extent of the impact of the Refco Capital Markets bankruptcy on the Partnership’s operations cannot be accurately assessed as of the date of the filing of this Annual Report. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Because the Partnership is designed to replicate the composition of a commodity index, Beeland Management adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. Beeland Management might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, Beeland Management has no discretion over the positions the Partnership maintains. Consequently, Beeland Management does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The foregoing notwithstanding, beginning in November 2005, the Partnership began tracking the Rogers International Commodity Index at an 80% level to avoid or mitigate any over exposure to the Index as a result of possible outcomes of the Refco Capital Markets bankruptcy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements

At December 31, 2005, the Partnership held approximately $70,892,881 in U.S. government securities and approximately $4,832,144 in cash in accounts at Refco Capital Markets subject to bankruptcy court protection. Additionally, at December 31, 2005, the Partnership’s interest receivables on assets held at Refco Capital Markets and subject to bankruptcy court protection amounted to approximately $584,924. Beeland Management does not know whether the Partnership will recover these amounts in full or the amount of any loss that may be incurred in connection with the Refco Capital Markets bankruptcy.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets LLC but not Refco LLC, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. At the time of this bankruptcy filing, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets alleging that Refco Capital Markets fraudulently obtained possession of the Partnership’s assets and requesting that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in such adversary proceeding shall commence on a date approximately thirty days after the Court enters an Order or Stipulation determining a motion to convert Refco Capital Markets’

Chapter 11 Bankruptcy Proceeding to a Chapter 7 Stockbroker Liquidation. A Preliminary Order was issued on that Motion on March 14, 2006, and a Final Order may be entered 45 days thereafter. Accordingly, the Partnership does not yet have a trial date.

Because Refco Capital Markets is under bankruptcy court protection and because the Partnership is litigating for the return of its assets, it is unknown whether the Partnership will sustain a loss on such assets or the amount of any such loss. Accordingly, the 2005 financial information set forth herein is estimated and unaudited. Beeland Management firmly believes that the Partnership has meritorious claims to the assets held at Refco Capital Markets and is pursuing those claims. However, no subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to Refco Capital Markets’ bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 (unaudited) and 2004

	2005	2004
	(unaudited)
ASSETS

Cash at bank	$23,044,591	$1,560,853
Cash at brokers	16,447,432	3,598,083
Investment in US Government obligations	70,892,881	24,447,769
Unrealized net trading gains on open futures contracts	3,199,816	—
Interest receivable	662,399	127,842
Other	—	2,820

Total Assets	$114,247,119	$29,737,367

LIABILITIES

Unrealized net trading losses on open futures contracts	$—	$23,348
Commissions payable	13,860	8,362
Accrued management fees – General Partner	214,796	40,922
Administrative fees payable	248,038	214,080
Redemptions payable	5,549,007	147,851
Subscriptions received in advance	—	1,683,888

Total Liabilities	6,025,701	2,118,451

PARTNERS’ CAPITAL

Partners’ Capital	108,221,418	27,618,916

Total Liabilities and Partners’ Capital	$114,247,119	$29,737,367

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2005 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations:
(total cost - $70,501,025)

US Federal Home Loan Bank Notes due 2/24/06 at 2.500%, principal amount $36,000,000		$35,895,218	33.17%
US Federal Home Loan Bank Notes due 3/13/06 at 2.500%, principal amount $10,000,000		9,961,900	9.21
US Federal Home Loan Bank Notes due 3/15/06 at 2.500%, principal amount $25,130,000		25,035,763	23.13

		$70,892,881	65.51%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (96.11% US based)
Energy	566	$878,520	0.81%
Metals	389	1,177,246	1.09
Agricultural	1,432	1,428,294	1.32

	2,387	$3,484,060	3.22%

Unrealized losses (83.83% US based)
Energy	3	1,230	0.00%
Metals	41	18,489	0.02
Agricultural	587	264,525	0.24

	631	$284,244	0.26%

Unrealized net trading gains on open futures contracts		$3,199,816

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2004

		Market Value	Percent of Partners’ Capital
US Government obligations:
(total cost - $24,508,959)

US Federal Home Loan Bank Notes due 6/15/05 at 1.625%, principal amount $14,500,000		$14,433,164	52.26%
US Federal Home Loan Bank Notes due 8/15/05 at 3.000%, principal amount $10,000,000		10,014,605	36.26

		$24,447,769	88.52%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (98.11% US based)
Energy	137	$216,680	0.79%
Metals	132	472,588	1.71
Agricultural	244	298,474	1.08

	513	$987,742	3.58%

Unrealized losses (97.67% US based)
Energy	113	726,744	2.63%
Metals	38	98,218	0.36
Agricultural	549	186,128	0.67

	700	$1,011,090	3.66%

Unrealized net trading losses on open futures contracts		$(23,348)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2005 (unaudited), 2004 and 2003

	2005	2004	2003
	(unaudited)
Trading gains (losses):
Realized net trading gains – commodities	$5,089,280	$3,143,902	$1,678,287
Realized losses on securities	(79,777)	(184,916)	(36,437)
Change in unrealized net trading gains (losses) – commodities	3,223,164	(643,818)	288,145
Change in unrealized gains (losses) on securities	453,049	(69,058)	(42,205)
Foreign exchange gains (losses)	(25,680)	7,551	23,456
Commissions	(352,695)	(110,043)	(50,518)

Net gains from trading activities	8,307,341	2,143,618	1,860,728

Investment income:
Interest income – US Government obligations	1,409,990	483,459	186,353
Interest income – Other	712,869	34,386	9,012

	2,122,859	472,845	195,365

Expenses:
Management fees – General Partner	727,425	393,940	164,749
Administrative fees	1,031,771	502,909	103,028

	1,759,196	896,849	267,777

Net investment gain (loss)	363,663	(424,004)	(72,412)

Net income	$8,671,004	$1,719,614	$1,788,316

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2005 (unaudited), 2004 and 2003

	Limited Partners	General Partner	Total
Partners’ Capital, January 1, 2003	$7,278,256	—	$7,278,256
Contributions	3,577,748	—	3,577,748
Net income	1,788,316	—	1,788,316
Withdrawals	(4,129,314)	—	(4,129,314)

Partners’ Capital, December 31, 2003	$8,515,006	—	$8,515,006
Contributions	20,943,137	25,000	20,968,137
Net income	1,719,790	(176)	1,719,614
Withdrawals	(3,583,841)	—	(3,583,841)

Partners’ Capital, December 31, 2004	$27,594,092	$24,824	$27,618,916
Contributions	81,182,943	1,177,132	82,360,075
Net income	8,627,445	43,559	8,671,004
Withdrawals	(10,428,577)	—	(10,428,577)

Partners’ Capital, December 31, 2005	$106,975,903	$1,245,515	$108,221,418

Per unit data	12/31/2005	12/31/2004	12/31/2003

Net asset value	$190.33	$163.29	$142.38
Units outstanding	568,605	169,135	59,806

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005 - Unaudited

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

Net Assets: The valuation of net assets includes open commodity futures, swap, and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Foreign currency is translated into US dollars at the exchange rate prevailing on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals partners’ capital.

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

Revenue Recognition: Commodity futures and forward contracts are recorded on the trade date, and open positions are reflected in the accompanying statements of financial condition as the difference between the original contract value and the market value on the last business day of the reporting period. The market value of exchange traded commodity futures and forward contracts is based upon the most recent available settlement price on the appropriate commodity exchanges. US Treasury securities and other US Government obligations are reported at market. Changes in unrealized gains or losses represent the total increases decreases in unrealized gains or the increases or decreases in unrealized losses on open positions during the period.

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

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all Capital Accounts at the close of each month (1.75% per annum). Prior to May 1, 2004, the monthly management fee was 0.1875% of the sum of all Capital Accounts at the close of each month (2.25% per annum).

As of November 1, 2005, the Partnership has commenced tracking the Index at an 80% level and, accordingly, Beeland Management has reduced its management fee to a 0.8% per annum rate.

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Prior to September 1, 2005, Hart Capital Management, Inc. (“Hart”) was the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provided certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart was paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management effective May 1, 2004. Prior to May 1, 2004 the advisory fee paid to Hart Capital Management was 0.50% of the average month-end market value of the portfolio under management. As of September 1, 2005, the Partnership no longer employed Hart as the investment advisor.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. Effective April 1, 2005, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units. Prior to April 1, 2005, the selling fees were up to 6% of the gross offering proceeds (which included a 4.5% reallowance).

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

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31, 2005, 2004 and 2003
	2005	2004	2003
Management fees – General Partner	727,425	393,940	164,749
Advisory fees – Hart	42,023	33,394	31,805
Selling fees – Uhlmann	2,376,346	538,423	171,168
Brokerage fees - PFG	241,957	105,476	49,563

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

As of December 31, 2005, the General Partner has a capital balance of $1,245,515 in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 6), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements will be the Limited Partners’ pro rata share of approximately 30% of the Partnership’s total assets, including assets held at Refco Capital Markets.

Note 4. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

The Partnership is involved in trading activities that may have market and/or credit risk. Financial instruments employed in the Partnership’s operations may have market and/or credit risk in excess of the amounts recorded in the statement of financial condition.

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

Credit Risk-Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is generally the net unrealized gain on the open positions plus the value of the margin or collateral held by the counterparty. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges. Financial instruments traded off-exchange give rise to the risk of the failure of, or the inability or refusal to perform by, the counterparties to such trades.

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

Note 5. Financial Highlights:

Financial highlights for the years ended December 31, 2005, 2004, and 2003 are as follows:

Per Unit Performance

	Year ended 12/31/2005	Year ended 12/31/2004	Year ended 12/31/2003
Net asset Value per unit at the beginning of the period	$163.29	$142.38	$114.56
Income
Net Trading Gains	26.15	24.39	28.94
Investment Income
Interest Income	5.21	3.89	3.04

Expenses
Operating Expenses	(4.32)	(7.37)	(4.16)

Total Expenses	(4.32)	(7.37)	(4.16)

Net investment gain (loss)	0.89	(3.48)	(1.12)

Net gain per Unit	27.04	20.91	27.82

Net Asset Value at the end of the period	$190.33	$163.29	$142.38

	Year ended 12/31/2005	Year ended 12/31/2004	Year ended 12/31/2003
Ratio of Net Investment Gain (Loss) to Average Partners’ Capital	0.49%	(2.13%)	(1.03%)
Ratio of Expenses to Average Partners’ Capital	2.36%	4.52%	3.80%
Total Return	16.55%	14.69%	24.28%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

Note 6. Litigation Proceedings and Loss Contingency

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures commission merchant, and, accordingly, transferred a substantial portion of its assets. Additionally, the Partnership entered into over-the-counter transactions related to its trading to replicate component positions of the Rogers International Commodity Index (“Index”) through Refco Capital Markets, Ltd. (“Refco Capital Markets”), a large derivatives dealer affiliated with Refco LLC. The Partnership did not, however, authorize the transfer of any of its securities to Refco Capital Markets.

On or about October 13, 2005, Refco Capital Markets declared a moratorium on withdrawals from accounts at RCM and on October 17, 2005 Refco, Inc., and a number of its subsidiaries, including Refco Capital Markets, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. At the time of this bankruptcy filing, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s net capital.

As of December 31, 2005 a substantial portion of the Partnership’s assets are under bankruptcy court protection, as follows:

Cash	$4,832,144
US Government obligations	70,892,881
Accrued interest receivable thereon	584,924

$76,309,949

On October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., another partnership managed by the General Partner, commenced an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleges that Refco Capital Markets fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in such adversary proceeding shall commence on a date approximately thirty days after the Court enters an Order or Stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 Bankruptcy Proceeding to a Chapter 7 Stockbroker Liquidation. A Preliminary Order was issued on that Motion on March 14, 2006, and a Final Order may be entered 45 days thereafter. Accordingly, the Partnership does not yet have a trial date.

Management is unable at this time to estimate the loss or range of loss, if any, resulting from the Refco Capital Markets bankruptcy and related litigation proceedings, including ongoing legal fees in connection with the Partnership’s suit against Refco Capital Markets, and accordingly, no provision has been made in the financial statements for any loss that may be incurred.

In addition, the Partnership has been named as a nominal defendant in two suits brought against the General Partner and certain individuals associated with the General Partner in connection with the transfer of Partnership assets to Refco Capital Markets. Under certain circumstances, the General Partner, including its members and managing members, may be entitled to indemnification from the Partnership for costs incurred in connection with these suits. No provision has been made in the financial statements for any potential indemnification.

Management is unable at this time to estimate the loss or range of loss, if any, resulting from these litigation proceedings, and accordingly, no provision has been made in the financial statements for any losses or liability that may be incurred.

2. Supplementary Data

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2005 and 2004. This information has not been audited.

	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Net realized and unrealized gains (losses)*	(2,913,553)	8,971,885	(2,595,815)	4,844,824
Interest income**	838,241	645,575	412,723	226,320
Expenses	711,716	444,104	330,520	272,856
Net income (loss)	(2,787,028)	9,173,356	(2,513,612)	4,798,288
Net income (loss) per unit	(4.30)	17.59	(8.70)	22.45

	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004
Net realized and unrealized gains (losses)	(1,482,802)	2,645,077	(682,815)	1,664,158
Interest income	129,475	152,423	129,552	61,395
Expenses	305,935	254,525	235,631	100,758
Net income (loss)	(1,659,262)	2,542,975	(788,894)	1,624,795
Net income (loss) per unit	(9.61)	18.11	(6.25)	18.66

*	Net realized and unrealized trading gain for the fourth and third quarter includes $317,350 held at Refco Capital Markets which may not be recovered in full by the Partnership
**	Interest income for the fourth quarter of 2005 includes $493,969 of interest receivable on assets held by Refco Capital Markets which may not be realized in full by the Partnership.

Quarterly financial information for the fourth quarter of 2005 is estimated only and does not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a significant portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final financial information for the fourth quarter of 2005 until matters with Refco Capital Markets are finally resolved.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership changed its independent registered public accounting firm on February 23, 2004 and appointed Altschuler, Melvoin and Glasser LLP to serve as its independent public accountants for the 2003 fiscal year. There were no disagreements or reportable events in connection with the change in the Partnership’s independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed and have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this annual report is being prepared. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9A. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a,b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is managed by Beeland Management Company, L.L.C., its general partner

Beeland Management Company, L.L.C. is an Illinois limited liability company formed in 1997 to serve as the general partner of and commodity trading advisor to partnerships and accounts that track the Rogers International Commodity Index.

The principals and officers of Beeland Management are as follows:

Walter Thomas Price III, age 64, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 36, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January, 2000, to March, 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February, 1999 to January, 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May, 1997 to February, 1999. Prior to that, from February, 1995 to May, 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

James Beeland Rogers, Jr., age 62, has been the majority owner and a member of Beeland Management since inception in 1998. Mr. Rogers, a co-founder of the Quantum Fund in the 1970s, is the author of Adventure Capitalist (Random House, 2004), Investment Biker; On the Road with Jim Rogers (Random House, 1994) and Hot Commodities (Random House, 2005). He developed, compiled and owns the Index. Although Mr. Rogers’ career spans over 30 years, during the last five years he has been semi-retired and traveling extensively around the world. However, during that period, he has been a regular commentator and columnist in various media dealing with economy and finance matters and is an occasional Visiting Professor at Columbia University. Mr. Rogers is an investor who has been chronicled in John Train’s THE NEW MONEY MASTERS and Jack Schwager’s Market Wizards, as well as in Barons, Forbes, Fortune, The Financial Times and The Wall Street Journal.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

None.

(e) Business Experience

See Item 10 (a,b) above.

(f) Involvement in Certain Legal Proceedings

None.

(g) Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, it has no audit committee. The Partnership is managed by Beeland Management, its general partner. Allen Goodman serves as the Beeland Management’s “audit committee financial expert.” Mr. Goodman is not independent of the management of Beeland Management which is a privately owned limited liability company. It has no independent directors.

(h) Code of Ethics

The Partnership has no employees, officers or directors and is managed by it general partner, Beeland Management, which has adopted an Executive Code of Ethics that applies to its principal executive officer and principal financial and accounting officer. A copy of this Executive Code of Ethics may be obtained at no charge by written request to Beeland Management Company, L.L.C., 141 W. Jackson Blvd., Suite 1340A, Chicago, Illinois 60604 or by calling 312-264-4375.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all Capital Accounts at the close of each month (1.75% per annum). Prior to May 1, 2004, the monthly management fee was 0.1875% of the sum of all Capital Accounts at the close of each month (2.25% per annum). In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to Beeland Management, most of which is paid to soliciting broker-dealers for ongoing investor services. As of November 1, 2005, the Partnership has commenced tracking the Index at an 80% level and, accordingly, Beeland Management has reduced its management fee to a 0.8% per annum rate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

The Partnership knows of no person who owns beneficially more than 5% of the Units. All of the Partnership’s general partner interest is held by Beeland Management Company, L.L.C.

(b) Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company held approximately 6544 Units in the Partnership as of December 31, 2005, representing approximately 1.15% of the Partnership’s outstanding Units as of December 31, 2005. Mr. Allen Goodman held approximately 64.5 Units in the Partnership indirectly through a trust of which his spouse is the primary beneficiary, representing approximately 0.01 of 1% of the Partnership’s outstanding Units as of December 31, 2005.

(c) Changes in Control

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

Prior to September 1, 2005, Hart Capital Management, Inc. (“Hart”) was the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of Beeland Management. Three members of Beeland Management are also principals of Arbor. Hart provided certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart was paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management effective May 1, 2004. Prior to May 1, 2004 the advisory fee paid to Hart Capital Management was 0.50% of the average month-end market value of the portfolio under management. As of September 1, 2005, the Partnership no longer employed Hart as the investment advisor.

Walter Thomas Price III, a Managing Member of Beeland Management, is a principal of and holds an ownership interest in Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership. Uhlmann receives a share of selling fees when units are sold by its registered brokers. Effective April 1, 2005, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by Beeland Management) are charged to partners’ capital upon issuance of partnership units. Prior to April 1, 2005, the selling fees were at most, 6% of the gross offering proceeds (which included a 4.5% reallowance).

Walter Thomas Price III, a Managing Member of Beeland Management, is a principal of and holds an ownership interest in The Price Futures Group, Inc. (“PFG”), which acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

A summary of fees charged or received by related parties to the Partnership during 2005 is as follows:

Management fees – General Partner	$727,425
Advisory fees – Hart	$42,023
Selling fees – Uhlmann	$2,376,346
Brokerage fees - PFG	$241,957

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. The aggregate fees billed and anticipated to be billed for each of the last two fiscal years for professional services rendered by Altschuler, Melvoin and Glasser LLP (the “Firm”) for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are as follows:

2005	$131,400
2004	$69,854

(2)	Audit-Related Fees. None. The Firm has a continuing relationship with RSM McGladrey, Inc. (“RSM”) from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. Prior to October 1, 2005, the Firm had a similar relationship with American Express Tax and Business Services, Inc. (“TBS”). Effective October 1, 2005 TBS was acquired by RSM. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided to the Partnership by TBS through October 1, 2005 and by RSM from that date forward.

(3)	Tax Fees. Tax compliance services for the year ending December 31, 2004 were provided by TBS. For the year ending December 31, 2005, tax compliance services are to be provided by RSM. See Item 14.(2) above. The aggregate fees billed and anticipated to be billed by TBS and RSM for the tax compliance services for each of the last two fiscal years were as follows:

2005	$20,000
2004	$13,000

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	The Managing Members of Beeland Management pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

(6)	Not Applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits to be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of April, 2006.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management, L.L.C.
General Partner

By:	/s/Walter Thomas Price III
Walter Thomas Price III
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date
/s/Walter Thomas Price III Walter Thomas Price III	Managing Member (Principal Executive Officer)	April 5, 2006

/s/Allen D. Goodman Allen D. Goodman	Managing Member (Principal Financial and Accounting Officer)	April 5, 2006

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)