Form 10-Q
period 2006-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2006-05-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

During September and October, 2005, Rogers International Raw Materials Fund, L.P. (the “Partnership”) transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $77 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 67% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management Company, L.L.C., the Partnership’s general partner (the “General Partner”), commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ chapter 11 case to a case under the stockbroker liquidation provisions of chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for chapter 11 relief, and a Final Order may be entered 45 days thereafter. Accordingly, the Partnership does not yet have a trial date.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of chapter 7 of the Bankruptcy Code (the “Commodity Broker Liquidation Provisions”). Congress enacted the Commodity Broker Liquidation Provisions to provide specified chapter 7 priorities and other protections for customers of commodity brokers such as Refco, LLC. As the Partnership has stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership believes that these transactions, in addition to the constructive trust issues articulated in the Adversary Proceedings, give rise to customer claims by the Partnership against Refco, LLC. The Partnership expects to file an official proof of claim in the Refco, LLC case before the July 17, 2006 deadline.

At March 31, 2006, the Partnership held approximately $76,852,540 in cash, primarily the proceeds of U.S. government securities that matured in the first quarter of 2006, in accounts at Refco Capital Markets subject to bankruptcy court protection. Because Refco Capital Markets is under bankruptcy court protection and because the Partnership is litigating for the return of its assets, it is unknown whether the Partnership will sustain a loss on such assets or the amount of any such loss. Accordingly, the financial information as of December 31, 2005 and as of and for the three months ended March 31, 2006 set forth herein is estimated and unaudited. The General Partner firmly believes that the Partnership has meritorious claims to the assets held at Refco Capital Markets and meritorious customer property claims at Refco, LLC and is pursuing those claims. However, no subscriptions or full redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to the bankruptcy filings of Refco Capital Markets and Refco, LLC. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2006 (unaudited) and December 31, 2005 (unaudited)

	3/31/2006	12/31/2005
	Unaudited	Unaudited
ASSETS
Cash at bank	$5,246,721	$23,044,591
Cash at brokers	94,888,485	16,447,432
Investments in US Government obligations	14,937,550	70,892,881
Unrealized net trading gains on open futures contracts	30,103	3,199,816
Interest receivable	181,146	662,399

Total Assets	$115,284,005	$114,247,119

LIABILITIES
Commissions payable	$—	$13,860
Accrued management fees – General Partner	71,544	214,796
Administrative fees payable	116,847	248,038
Redemptions payable	4,927,748	5,549,007

Total Liabilities	5,116,139	6,025,701

PARTNERS’ CAPITAL
Partners’ Capital	110,167,866	108,221,418

Total Liabilities and Partners’ Capital	$115,284,005	$114,247,119

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of March 31, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $14,986,260)

US Federal Home Loan Bank Notes due 1/26/07 at 4.625%, principal amount $5,000,000		$4,978,150	4.52%
US Federal Home Loan Bank Notes due 1/26/07 at 4.650%, principal amount $10,000,000		9,959,400	9.04

		$14,937,550	13.56%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.31% US based)
Energy	574	$191,329	0.17%
Metals	302	467,754	0.42
Agricultural	1,011	34,693	0.03

	1,917	$693,776	0.62%

Unrealized losses (97.03% US based)
Metals	443	$363,457	0.33%
Agricultural	885	300,216	0.27

	1,328	$663,673	0.60%

Unrealized net trading gains on open futures contracts		$30,103

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2005 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $70,501,025)

US Federal Home Loan Bank Notes due 2/24/06 at 2.500%, principal amount $36,000,000		$35,895,218	33.17%
US Federal Home Loan Bank Notes due 3/13/06 at 2.500%, principal amount $10,000,000		9,961,900	9.21
US Federal Home Loan Bank Notes due 3/15/06 at 2.500%, principal amount $25,130,000		25,035,763	23.13

		$70,892,881	65.51%

OpenFutures Contracts:

	Number of Contracts
Unrealized gains (96.11% US based)
Energy	566	$878,520	0.81%
Metals	389	1,177,246	1.09
Agricultural	1,432	1,428,294	1.32

	2,387	$3,484,060	3.22%

Unrealized losses (83.83% US based)
Energy	3	$1,230	0.00%
Metals	41	18,489	0.02
Agricultural	587	264,525	0.24

	631	$284,244	0.26%

Unrealized net trading gains on open futures contracts		$3,199,816

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

	3 months ended 3/31/2006	3 months ended 3/31/2005
Trading gains (losses):
Realized net trading gains – commodities	$6,330,487	$3,922,056
Realized (losses) on securities	—	(54,883)
Change in unrealized net trading gains – commodities	(3,169,713)	1,031,349
Change in unrealized gains (losses) on securities	(440,566)	18,868
Foreign exchange (losses)	(12)	(6,543)
Commissions	(80,221)	(66,023)

Net gains from trading activities	2,639,975	4,844,824

Investment income:
Interest income – US Government obligations	1,029,672	188,887
Interest income – Other	247,606	37,433

	1,277,278	226,320

Expenses:
Management fees – General Partner	220,321	134,175
Administrative fees	500,009	138,681

	720,330	272,856

Net investment income (loss)	556,948	(46,536)

Net income	$3,196,923	$4,798,288

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

	3 months ended 3/31/06	3 months ended 3/31/05
Partners’ Capital at beginning of period	$108,221,418	$27,618,916
Contributions	205,622	14,685,849
Net income	3,196,923	4,798,288
Withdrawals	(1,456,097)	(732,820)

Partners’ Capital at end of period	$110,167,866	$46,370,233

Per unit data	03/31/06	03/31/05
Net asset value	$195.90	$185.74

Units outstanding	562,366	249,652

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months Ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)

Per Unit Performance

	3 months ended 3/31/2006	3 months ended 3/31/2005
Net asset Value per unit at the beginning of the period	$190.33	$163.29
Income
Net Trading Gains	4.67	24.10
Investment Income
Interest Income	2.26	1.13

Expenses	(1.36)	(2.78)

Net investment income (loss)	0.90	(1.65)

Net income per Unit	5.57	22.45

Net Asset Value at the end of the period	$195.90	$185.74

	3 months ended 3/31/2006	3 months ended 3/31/2005
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.51%	(0.13)%
Ratio of Expenses to Average Partners’ Capital	0.65%	0.77%
Total Return	2.93%	13.75%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. Prior to April 1, 2005, the monthly management fee was 0.14583% of the sum of all Capital Accounts at the close of each month (1.75% per annum).

As of November 1, 2005, the Partnership has commenced tracking the Index at an 80% level and, accordingly, the General Partner has reduced its management fee to a 0.8% per annum rate.

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

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner, through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended
	3/31/06	3/31/05
Management fees – General Partner	$220,321	$134,175
Advisory fees – Hart	—	9,125
Selling fees – Uhlmann	—	1,035,420

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

As of March 31, 2006 and December 31, 2005, the General Partner has a capital balance of $1,281,982 and $1,245,515, respectively, in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously, limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets, Ltd. (“Refco Capital Markets”) (See Note 5), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements will be the Limited Partners’ pro rata share of approximately 30% of the Partnership’s total assets, including assets held by Refco Capital Markets.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

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

Note 5. Litigation Proceedings and Loss Contingency

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures commission merchant, and, accordingly, transferred a substantial portion of its assets. Additionally, the Partnership entered into over-the-counter transactions related to its trading to replicate component positions of the Rogers International Commodity Index (“Index”) through Refco Capital Markets, a large derivatives dealer affiliated with Refco LLC. The Partnership did not, however, authorize the transfer of any of its securities to Refco Capital Markets.

On or about October 13, 2005, Refco Capital Markets declared a moratorium on withdrawals from accounts at Refco Capital Markets and on October 17, 2005 Refco, Inc., but not Refco LLC, and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. At the time of this bankruptcy filing, approximately $77 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 67% of the Partnership’s net capital.

As of March 31, 2006 a substantial portion of the Partnership’s assets are under bankruptcy court protection, as follows:

Cash*	$76,852,540
US Government obligations	—
Accrued interest receivable thereon	—

$76,852,540

*	Primarily proceeds of US Government obligations that matured during the quarterly period ending March 31, 2006.

On October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., another partnership managed by the General Partner, commenced an Adversary Proceeding (the “Adversary Proceeding”) in the Bankruptcy Court against Refco Capital Markets. The complaint alleges that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in the Adversary Proceeding shall commence on a date approximately thirty days after the Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ chapter 11 case to a case under the stockbroker liquidation provisions of chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that Motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for chapter 11 relief, and a final order may be entered 45 days thereafter. Accordingly, the Partnership does not yet have a trial date.

On November 25, 2005, Refco LLC filed its petition for relief as a commodity broker under Subchapter IV of Chapter 7 of the Bankruptcy Code. In addition to the claims articulated in the Adversary Proceeding, the Partnership believes that the transactions described in the Adversary Proceeding give rise to customer claims by the Partnership against Refco, LLC. The official proof of claim deadline in the Refco, LLC case is July 17, 2006.

Management is unable at this time to estimate the loss or range of loss, if any, resulting from the Refco Capital Markets bankruptcy and related litigation proceedings, including ongoing legal fees in connection with the Partnership’s suit against Refco Capital Markets, and accordingly, no provision has been made in the financial statements for any loss that may be incurred.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership’s principle objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading is designed to replicate the positions which comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership invests and trades solely on the “long side” of the market. The General Partner manages all business of the Partnership.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at March 31, 2006, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations, and the limitations on liquidity discussed below, the Partnership’s assets are expected to be highly liquid.

As previously reported by the Partnership, Refco Capital Markets currently holds a substantial portion of the Partnership’s assets and is now under bankruptcy court protection. The Partnership has retained Sidley Austin LLP to assist the Partnership with enforcing its rights with respect to its assets held at Refco Capital Markets and its claims against Refco, LLC. Because the General Partner cannot be sure whether or not the Partnership will sustain any loss on its assets held at Refco Capital Markets (or the amount of any such loss) or any recovery on its claims against Refco, LLC, the Partnership is able to provide only estimated values for its Units after September 30, 2005. Nevertheless, the Partnership is currently continuing its operations tracking the Rogers International Commodity Index, at an 80% level, and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters with Refco Capital Markets and Refco, LLC are resolved. Such redemption proceeds will reflect any losses incurred due to the bankruptcy filings of Refco Capital Markets and Refco, LLC, as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets and Refco, LLC.

RESULTS OF OPERATIONS

The Partnership’s net income or loss is directly related to changes in the value of the Index, which the Partnership is designed to replicate, and is not dependent on trading decisions made by the General Partner apart from balancing positions to track the Index. In periods of general market inflation, the General Partner would expect the value of the Index to increase. The Partnership’s performance may be negative in years when the Index’s performance is positive due to fees charged.

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 90% to 100% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Report.

At March 31, 2006 and 2005, the Partnership’s net assets were $110,167,866 and $46,370,233, respectively. The net assets figure for 2006 includes approximately $77 million of Partnership assets held at Refco Capital Markets, which may not be recovered in full by the Partnership and therefore is an estimate only.

Net Revenues	March 31, 2006	March 31, 2005
Realized net trading gains	$6,330,487	$3,867,173
Unrealized trading gains (losses)	(3,610,279)	1,050,217
Interest income*	1,277,278	226,320
Commissions	(80,221)	(66,023)
Foreign exchange gain (loss)	(12)	(6,543)

Total Net Revenues	$3,917,253	$5,071,144

Operating Expenses	March 31, 2006	March 31, 2005
Management fees	$220,321	$134,175
Administrative fees	500,009	138,681

Total Operating Expenses	$720,330	$272,856

*	Interest income for 2006 includes $1,029,672 of interest on assets held by Refco Capital Markets which may not be realized in full by the Partnership.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2006 and December 31, 2005.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2006. Percent of Net Assets figures shown below for 2006 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,080,204	0.98%
Metals	$2,945,769	2.67%
Energy	$2,018,636	1.83%

TOTAL:	$6,044,609	5.48%

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

The Partnership has substantial exposure to loss due to the bankruptcy of Refco Capital Markets as approximately $77 million of Partnership assets are currently held at Refco Capital Markets and are not available to the Partnership. Although the Partnership is litigating for the return of such assets, there can be no assurance that such litigation will be successful or that the Partnership will not incur a substantial loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2006 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

Other than as described in Item 1 above, and elsewhere in this Report with respect to the bankruptcy of Refco Capital Markets, the Partnership is unaware of any (I) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. The Refco Capital Markets bankruptcy has limited the liquidity in the Partnership and has had an impact on investors’ ability to redeem their investments in full. The full extent of the impact of the Refco Capital Markets bankruptcy on the Partnership’s operations cannot be accurately assessed as of the date of the filing of this Report. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership’s operations.

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

ITEM 4. CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the quarterly period for which this Report on Form 10-Q is being filed and have concluded that the Partnership has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this report is being prepared. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously reported by the Partnership, Refco Capital Markets currently holds a substantial portion of the Partnership’s assets and is under bankruptcy court protection (In re Refco Inc., et al). As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an adversary proceeding (the “Adversary Proceeding”) in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleges that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceeding shall commence on a date approximately thirty days after the Court enters an Order or Stipulation determining a motion to convert Refco Capital Markets’ chapter 11 case to a case under the stockbroker liquidation provisions of chapter 7 Bankruptcy Code. A preliminary ruling was issued on that Motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for chapter 11 relief and a final order may be entered 45 days thereafter. Accordingly, the Partnership does not yet have a trial date.

On November 25, 2005, Refco LLC filed its petition for relief as a commodity broker under subchapter IV of chapter 7 of the Bankruptcy Code. In addition to the claims articulated to in the Adversary Proceeding, the Partnership believes that the transactions in the Adversary Proceeding give rise to customer claims by the Partnership against Refco, LLC. The Partnership expects to file an official proof of claim in the Refco, LLC case before the July 17, 2006 deadline.

As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed on January 3, 2006 in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief . In April 2006, all defendants moved to dismiss this complaint. These motions are currently pending.

As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed on January 24, 2006 in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. On March 30, 2006, Beeland Management Company, L.L.C, Messrs. Price and Goodman and the Partnership filed a motion to dismiss the complaint. On April 13, 2006, the plaintiffs moved to voluntarily dismiss the complaint without prejudice.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Partnership’s Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, investors may redeem their units at the end of each calendar month at the then current month-end net asset value per unit. The redemption of units has no impact on the value of units that remain outstanding, and units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended March 31, 2006:

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2006	3,336	$200.90
February 28, 2006	945	$191.60
March 31, 2006	3,087	$195.90

The Redemption Date Net Asset Values per Unit during the first quarter of 2006 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a significant portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the first quarter of 2006 or until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2006.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)