Form 10-Q
period 2006-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2006-08-10
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

During September and October, 2005, Rogers International Raw Materials Fund, L.P. (the “Partnership”) transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $77 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 67% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management Company, L.L.C., the Partnership’s general partner (the “General Partner”), commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Settlement Agreement will not be final, however, until it is approved by the Bankruptcy Court. A hearing on the Settlement Agreement is scheduled for August 16, 2006.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code (the “Commodity Broker Liquidation Provisions”). Congress enacted the Commodity Broker Liquidation Provisions to provide specified Chapter 7 priorities and other protections for customers of commodity brokers such as Refco, LLC. As the Partnership has stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership believes that these transactions, in addition to the constructive trust issues articulated in the Adversary Proceedings, give rise to customer claims by the Partnership against Refco, LLC. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006.

At June 30, 2006, the Partnership held approximately $76,852,540 in cash, primarily the proceeds of U.S. government securities that matured in the first quarter of 2006, in accounts at Refco Capital Markets subject to bankruptcy court protection. Because Refco Capital Markets is under bankruptcy court protection and because the Partnership is litigating for the return of its assets, it is unknown whether the Partnership will sustain a loss on such assets or the amount of any such loss. Accordingly, the financial information as of December 31, 2005 and as of and for the three and six months ended June 30, 2006 set forth herein is estimated and unaudited. The General Partner firmly believes that the Partnership has meritorious claims to the assets held at Refco Capital Markets and meritorious customer property claims at Refco, LLC and is pursuing those claims. However, no subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to the bankruptcy filings of Refco Capital Markets and Refco, LLC. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2006 (unaudited) and December 31, 2005 (unaudited)

	6/30/2006 Unaudited	12/31/2005 Unaudited
ASSETS
Cash at bank	$4,314,234	$23,044,591
Cash at brokers	93,356,600	16,447,432
Investments in US Government obligations	21,885,338	70,892,881
Unrealized net trading gains on open futures contracts	—	3,199,816
Interest receivable	359,850	662,399

Total Assets	$119,916,022	$114,247,119

LIABILITIES
Unrealized net trading losses on open futures contracts	$1,403,661	$—
Commissions payable	—	13,860
Accrued management fees – General Partner	151,901	214,796
Administrative fees payable	189,801	248,038
Redemptions payable	5,296,260	5,549,007

Total Liabilities	7,041,623	6,025,701

PARTNERS’ CAPITAL
Partners’ Capital	112,874,399	108,221,418

Total Liabilities and Partners’ Capital	$119,916,022	$114,247,119

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $21,993,271)

US Federal Home Loan Bank Notes due 11/22/2006 at 5.150%, principal amount $3,000,000		$2,996,250	2.65%
US Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $5,000,000		4,973,450	4.41
US Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000		9,950,000	8.82
US Federal Home Loan Bank Notes due 10/19/2007 at 4.125%, principal amount $4,035,000		3,965,638	3.51

		$21,885,338	19.39%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.86% US based)
Energy	353	$185,959	0.16%
Metals	2	807	0.00
Agricultural	813	158,761	0.14

	1,168	$345,527	0.30%

Unrealized losses (97.85% US based)
Energy	234	$132,023	0.12%
Metals	580	1,073,746	0.95
Agricultural	1,027	543,419	0.48

	1,841	$1,749,188	1.55%

Unrealized net trading losses on open futures contracts		$(1,403,661)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2005 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government obligations: (total cost - $70,501,025)

US Federal Home Loan Bank Notes due 2/24/2006 at 2.500%, principal amount $36,000,000		$35,895,218	33.17%
US Federal Home Loan Bank Notes due 3/13/2006 at 2.500%, principal amount $10,000,000		9,961,900	9.21
US Federal Home Loan Bank Notes due 3/15/2006 at 2.500%, principal amount $25,130,000		25,035,763	23.13

		$70,892,881	65.51%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (96.11% US based)
Energy	566	$878,520	0.81%
Metals	389	1,177,246	1.09
Agricultural	1,432	1,428,294	1.32

	2,387	$3,484,060	3.22%

Unrealized losses (83.83% US based)
Energy	3	$1,230	0.00%
Metals	41	18,489	0.02
Agricultural	587	264,525	0.24

	631	$284,244	0.26%

Unrealized net trading gains on open futures contracts		$3,199,816

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Trading gains (losses):
Realized net trading gains (losses) – commodities	$5,268,887	$(481,145)	$11,625,517	$3,440,911
Realized (losses) on securities	—	(24,892)	—	(79,775)
Change in unrealized net trading (losses) – commodities	(1,433,764)	(2,045,451)	(4,603,477)	(1,014,102)
Change in unrealized gains (losses) on securities	(45,483)	80,899	(499,792)	99,767
Foreign exchange (losses)	(1,692)	(7,883)	(1,704)	(14,426)
Commissions	(62,998)	(117,343)	(155,619)	(183,366)

Net gains (losses) from trading activities	3,724,950	(2,595,815)	6,364,925	2,249,009

Investment income:
Interest income – US Government obligations	211,376	326,205	1,241,048	515,092
Interest income – Other	209,863	86,518	457,469	123,951

	421,239	412,723	1,698,517	639,043

Expenses:
Management fees – General Partner	226,032	158,141	446,353	292,316
Administrative fees	434,015	172,379	934,023	311,060

	660,047	330,520	1,380,376	603,376

Net investment income (loss)	(238,808)	82,203	318,141	35,667

Net income (loss)	$3,486,142	$(2,513,612)	$6,683,066	$2,284,676

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

	6 months ended 6/30/06	6 months ended 6/30/05
Partners’ Capital at beginning of period	$108,221,418	$27,618,916
Contributions	205,622	51,179,001
Net income	6,683,066	2,284,676
Withdrawals	(2,235,707)	(1,551,404)

Partners’ Capital at end of period	$112,874,399	$79,531,189

Per unit data	6/30/06	6/30/05
Net asset value	$202.09	$177.04

Units outstanding	558,533	449,227

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Six Months Ended June 30, 2006 (unaudited) and June 30, 2005 (unaudited)

Per Unit Performance

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Net asset value per unit at the beginning of the period	$195.90	$185.74	$190.33	$163.29
Income
Net Trading Gains (Losses)	6.62	(8.93)	11.20	13.62
Investment Income	0.75	2.26	3.02	2.26

Expenses	(1.18)	(2.03)	(2.45)	(2.13)

Net investment income (loss)	(0.43)	0.23	0.56	0.13

Net income (loss) per Unit	6.19	(8.70)	11.76	13.75

Net Asset Value per unit at the end of the period	$202.09	$177.04	$202.09	$177.04

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	-0.21%	0.13%	0.28%	0.07%
Ratio of Expenses to Average Partners’ Capital	0.58%	0.52%	1.23%	1.22%
Total Return	3.16%	-4.68%	6.18%	8.42%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

As of November 1, 2005, the Partnership has commenced tracking the Index at an 80% level and, accordingly, the General Partner has reduced its management fee to a 0.80% per annum rate.

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Prior to September 1, 2005, Hart Capital Management, Inc. (“Hart”) was the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provided certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart was paid an annual advisory fee of 0.10% of the average month-end market value of the Portfolio under management effective May 1, 2004. As of September 1, 2005, the Partnership no longer employed Hart as the investment advisor.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. Effective April 1, 2005, selling fees of up to 5.00% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.50% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units. Prior to April 1, 2005, the selling fees were up to 6.00% of the gross offering proceeds (which included a 4.50% reallowance).

In addition, there is an annual trailing servicing fee of up to 1.00% of the net asset value of the specific partner’s capital account payable to the General Partner, most of which will be paid to soliciting broker-dealers for ongoing investor services.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner, through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 6/30/2006	3 months ended 6/30/2005	6 months ended 6/30/2006	6 months ended 6/30/2005
Management fees – General Partner	226,032	158,141	446,353	292,316
Advisory Fees – Hart	—	17,436	—	26,561
Selling fees – Uhlmann	—	795,797	—	1,831,217

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

As of June 30, 2006 and December 31, 2005, the General Partner has a capital balance of $1,322,491 and $1,245,515, respectively, in the Partnership.

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

On or about October 13, 2005, Refco Capital Markets declared a moratorium on withdrawals from accounts at Refco Capital Markets and on October 17, 2005 Refco, Inc., and a number of its subsidiaries, including Refco Capital Markets, filed for bankruptcy with the United States Bankruptcy Court for the Southern District of New York. At the time of this bankruptcy filing, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s net capital.

As of June 30, 2006, a substantial portion of the Partnership’s assets are under bankruptcy court protection, as follows:

Cash*	$76,852,540
US Government obligations	—
Accrued interest receivable thereon	—

$76,852,540

*	Primarily proceeds of US Government obligations that matured during the quarterly period ending March 31, 2006.

On October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., another partnership managed by the General Partner, commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleges that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in the Adversary Proceeding shall commence on a date approximately thirty days after the Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Settlement Agreement will not be final, however, until it is approved by the Bankruptcy Court. A hearing on the Settlement Agreement is scheduled for August 16, 2006.

On November 25, 2005, Refco LLC filed its petition for relief as a commodity broker under Subchapter IV of Chapter 7 of the Bankruptcy Code. In addition to the claims articulated in the Adversary Proceeding, the Partnership believes that the transactions described in the Adversary Proceeding give rise to customer claims by the Partnership against Refco, LLC. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006.

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

Management is unable at this time to estimate the loss or range of loss, if any, resulting from the Refco Capital Markets bankruptcy and related litigation proceedings, including ongoing legal fees in connection with the Partnership’s suit or its settlement against Refco Capital Markets and Refco, LLC, and accordingly, no provision has been made in the financial statements for any loss that may be incurred.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at June 30, 2006, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At June 30, 2006 and 2005, the Partnership’s net assets were $112,874,399 and $79,531,189 respectively. The net assets figure for 2006 includes approximately $77 million of Partnership assets held at Refco Capital Markets, which may not be recovered in full by the Partnership and therefore is an estimate only.

Net Revenues	3 months ended June 30, 2006	3 months ended June 30, 2005	6 months ended June 30, 2006	6 months ended June 30, 2005
Realized net trading gains (losses)	$5,268,887	$(506,037)	$11,625,517	$3,361,136
Unrealized trading losses	(1,474,247)	(1,964,552)	(5,103,269)	(914,335)
Interest income*	421,239	412,723	1,698,517	639,043
Commissions	(62,998)	(117,343)	(155,619)	(183,366)
Foreign exchange gain (losses)	(1,692)	(7,883)	(1,704)	(14,426)

Total Net Revenues	$4,151,189	$(2,183,092)	$8,063,442	$2,888,052

Operating Expenses	3 months ended June 30, 2006	3 months ended June 30, 2005	6 months ended June 30, 2006	6 months ended June 30, 2005
Management fees	$226,032	$158,141	$446,353	$292,316
Administrative fees	434,015	172,379	934,023	311,060

Total Operating Expenses	$660,047	$330,520	$1,380,376	$603,376

Net Income (Loss)	$3,486,142	$(2,513,612)	$6,683,066	$2,284,676

*	Interest income for 2006 includes $1,029,672 of interest on assets held by Refco Capital Markets which may not be realized in full by the Partnership.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2006 and December 31, 2005.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2006. Percent of Net Assets figures shown below for 2006 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,680,960	1.49%
Metals	$3,089,778	2.74%
Energy	$2,412,100	2.14%

TOTAL:	$7,182,838	6.37%

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2006 by market sector.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously reported by the Partnership, Refco Capital Markets currently holds a substantial portion of the Partnership’s assets and is under bankruptcy court protection (In re Refco Inc., et al). As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an adversary proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleges that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in the Adversary Proceeding shall commence on a date approximately thirty days after the Court enters an Order or Stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 Bankruptcy Code. A preliminary ruling was issued on that Motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Settlement Agreement will not be final, however, until it is approved by the Bankruptcy Court. A hearing on the Settlement Agreement is scheduled for August 16, 2006.

On November 25, 2005, Refco LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. In addition to the claims articulated to in the Adversary Proceeding, the Partnership believes that the transactions in the Adversary Proceeding give rise to customer claims by the Partnership against Refco, LLC. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006.

As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed on January 3, 2006 in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief . In April 2006, all defendants moved to dismiss this complaint. On June 28, 2006, plaintiffs filed an amended complaint. Defendants’ date to respond to that complaint will be set at a September 12, 2006 conference.

As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed on January 24, 2006 in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. On March 30, 2006, Beeland Management Company, L.L.C, Messrs. Price and Goodman and the Partnership filed a motion to dismiss the complaint. On April 13, 2006, the plaintiffs moved to voluntarily dismiss the complaint without prejudice. On May 18, 2006, plaintiffs filed their complaint in the Circuit Court of Cook County, Illinois, which was substantially the same except Walter Thomas Price III was not named as a defendant. On July 13, 2006, defendants moved to reassign the case to the Cook County Chancery Division, where a related case is pending.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2006:

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2006	657	$204.89
May 31, 2006	2,319	$203.42
June 30, 2006	857	$202.09

The Redemption Date Net Asset Values per Unit reported above are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a significant portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information after September 30, 2005 until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2006.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)