Form 10-Q
period 2006-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2006-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

During September and October, 2005, Rogers International Raw Materials Fund, L.P. (the “Partnership”) transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $77 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 67% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management Company, L.L.C., the Partnership’s general partner (the “General Partner”), commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006. The hearing to consider the confirmation of the plan of reorganization is scheduled for December 15, 2006. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust. The Litigation Trust will be able to bring claims against third parties in the name of Refco Capital Markets.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code (the “Commodity Broker Liquidation Provisions”). Congress enacted the Commodity Broker Liquidation Provisions to provide specified Chapter 7 priorities and other protections for customers of commodity brokers such as Refco, LLC. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC.

At September 30, 2006, the Partnership held approximately $76,852,540 in cash, primarily the proceeds of U.S. government securities that matured in the first quarter of 2006, in accounts at Refco Capital Markets subject to bankruptcy court protection. Because Refco Capital Markets is still under bankruptcy court protection, the plan of reorganization has not yet been approved, competing claims have yet to be finally determined, various securities held by Refco Capital Markets have yet to be liquidated and final recoveries from the Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on such assets or what the amount of any such loss will be. Accordingly, the financial information as of December 31, 2005 and as of and for the three and nine months ended September 30, 2006 set forth herein is estimated and unaudited. No subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to the bankruptcy filings of Refco Capital Markets and Refco, LLC. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2006 (unaudited) and December 31, 2005 (unaudited)

	9/30/2006 Unaudited	12/31/2005 Unaudited
ASSETS

Cash at bank	$3,400,530	$23,044,591
Cash at brokers	89,815,004	16,447,432
Investments in US Government obligations	15,471,115	70,892,881
Unrealized net trading gains on open futures contracts	204,066	3,199,816
Interest receivable	153,889	662,399

Total Assets	$109,044,604	$114,247,119

LIABILITIES

Commissions payable	$—	$13,860
Accrued management fees – General Partner	72,713	214,796
Administrative fees payable	439,805	248,038
Redemptions payable	6,473,376	5,549,007

Total Liabilities	6,985,894	6,025,701

PARTNERS’ CAPITAL

Partners’ Capital	102,058,710	108,221,418

Total Liabilities and Partners’ Capital	$109,044,604	$114,247,119

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2006 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations:
(total cost - $15,494,158)

US Federal Home Loan Bank Notes due 11/22/2006 at 5.150%, principal amount $1,000,000	$999,690	0.98%
US Federal Home Loan Mortgage Discount Notes due 1/02/2007 at 0.000%, principal amount $600,000	592,086	0.58
US Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000	9,978,100	9.78
US Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $3,500,000	3,492,335	3.42
US Federal Home Loan Mortgage Discount Notes due 9/15/2007 at 3.500%, principal amount $415,000	408,904	0.40

	$15,471,115	15.16%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.43% US based)
Energy	363	$364,839	0.36%
Metals	414	1,285,345	1.26
Agricultural	872	517,132	0.51

	1,649	$2,167,316	2.13%

Unrealized losses (90.03% US based)
Energy	202	$4,571	0.00%
Metals	616	1,038,460	1.02
Agricultural	803	920,219	0.90

	1,621	$1,963,250	1.92%

Unrealized net trading gains on open futures contracts		$204,066

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2005 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government obligations:
(total cost - $70,501,025)

US Federal Home Loan Bank Notes due 2/24/2006 at 2.500%, principal amount $36,000,000	$35,895,218	33.17%
US Federal Home Loan Bank Notes due 3/13/2006 at 2.500%, principal amount $10,000,000	9,961,900	9.21
US Federal Home Loan Bank Notes due 3/15/2006 at 2.500%, principal amount $25,130,000	25,035,763	23.13

	$70,892,881	65.51%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (96.11% US based)
Energy	566	$878,520	0.81%
Metals	389	1,177,246	1.09
Agricultural	1,432	1,428,294	1.32

	2,387	$3,484,060	3.22%

Unrealized losses (83.83% US based)
Energy	3	$1,230	0.00%
Metals	41	18,489	0.02
Agricultural	587	264,525	0.24

	631	$284,244	0.26%

Unrealized net trading gains on open futures contracts		$3,199,816

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Trading gains (losses):

Realized net trading gains (losses) – commodities	$(10,535,077)	$7,441,066	$1,089,540	$10,881,977
Realized losses on securities	(28,505)	—	(28,505)	(79,775)

Change in unrealized net trading gains (losses) – commodities	1,607,726	1,626,237	(2,995,751)	612,135
Change in unrealized gains (losses) on securities	84,889	(6,392)	(414,903)	93,375
Foreign exchange (losses)	(4,047)	(9,953)	(5,751)	(24,379)
Commissions	(49,685)	(79,073)	(204,404)	(262,439)

Net gains (losses) from trading activities	(8,924,699)	8,971,885	(2,559,774)	11,220,894

Investment income:
Interest income – US Government obligations	269,051	442,896	1,510,098	957,988
Interest income – Other	102,222	202,679	559,692	326,630

	371,273	645,575	2,069,790	1,284,618

Expenses:
Management fees – General Partner	223,635	219,627	669,988	511,943
Administrative fees	617,896	224,477	1,551,920	535,537

	841,531	444,104	2,221,908	1,047,480

Net investment income (loss)	(470,258)	201,471	(152,118)	237,138

Net income (loss)	$(9,394,957)	$9,173,356	$(2,711,892)	$11,458,032

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

	9 months ended 9/30/06	9 months ended 9/30/05
Partners’ Capital at beginning of period	$108,221,418	$27,618,916
Contributions	205,622	74,544,316
Net income	(2,711,892)	11,458,032
Withdrawals	(3,656,438)	(4,506,740)

Partners’ Capital at end of period	$102,058,710	$109,114,524

Per unit data

	9/30/06	9/30/05
Net asset value	$185.22	$194.63

Units outstanding	551,025	560,624

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Nine Months Ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)

Per Unit Performance

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Net asset value per unit at the beginning of the period	$202.09	$177.04	$190.33	$163.29
Income
Net Trading Gains (Losses)	(16.03)	17.20	(4.84)	30.67
Investment
Investment Income	0.67	1.27	3.69	3.61

Expenses	(1.51)	(0.88)	(3.96)	(2.94)

Net investment income (loss)	(0.84)	0.39	(0.27)	0.67

Net income (loss) per Unit	(16.87)	17.59	(5.11)	31.34

Net Asset Value per unit at the end of the period	$185.22	$194.63	$185.22	$194.63

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	-0.43%	0.21%	-0.14%	0.37%
Ratio of Expenses to Average Partners’ Capital	0.77%	0.47%	2.01%	1.62%
Total Return	-8.35%	9.94%	-2.69%	19.19%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year or for any other period.

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

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, the General Partner has reduced its management fee to a 0.80% per annum rate.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 9/30/2006	3 months ended 9/30/2005	9 months ended 9/30/2006	9 months ended 9/30/2005
Management fees – General Partner	223,635	219,627	669,988	511,943
Advisory Fees – Hart	—	15,461	—	42,023
Selling fees – Uhlmann	—	523,382	—	2,354,599

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. The Partnership has not, however, accepted any contributions as of or after October 31, 2005.

As of September 30, 2006 and December 31, 2005, the General Partner has a capital balance of $1,212,030 and $1,245,515, respectively, in the Partnership.

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

As of September 30, 2006, a substantial portion of the Partnership’s assets are under bankruptcy court protection, as follows:

Cash*	$76,852,540
US Government obligations	—
Accrued interest receivable thereon	—

$76,852,540

*	Primarily proceeds of US Government obligations that matured during the quarterly period ending March 31, 2006.

On October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., another partnership managed by the General Partner, commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleges that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requests that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Court ordered that a trial in the Adversary Proceeding shall commence on a date approximately thirty days after the Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006. The hearing to consider the confirmation of the plan of reorganization is scheduled for December 15, 2006. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust. The Litigation Trust will be able to bring claims against third parties in the name of Refco Capital Markets.

On November 25, 2005, Refco LLC filed its petition for relief as a commodity broker under Subchapter IV of Chapter 7 of the Bankruptcy Code. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC. In addition, the Partnership has been named as a nominal defendant in two suits brought against the General Partner and certain individuals associated with the General Partner in connection with the transfer of Partnership assets to Refco Capital Markets. Under certain circumstances, the General Partner, including its members and managing members, may be entitled to indemnification from the Partnership for costs incurred in connection with these suits. No provision has been made in the financial statements for any potential indemnification.

Management is unable at this time to estimate the loss or range of loss, if any, resulting from the Refco Capital Markets bankruptcy and related legal proceedings, including ongoing legal fees in connection with the Partnership’s suit or its settlement against Refco Capital Markets, and accordingly, no provision has been made in the financial statements for any loss that may be incurred.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at September 30, 2006, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As previously reported by the Partnership, Refco Capital Markets currently holds a substantial portion of the Partnership’s assets and is now under bankruptcy court protection. The Partnership has retained Sidley Austin LLP to assist the Partnership with enforcing its rights with respect to its assets held at Refco Capital Markets and its claims against Refco, LLC. Because the General Partner cannot be sure whether or not the Partnership will ultimately sustain any loss on its assets held at Refco Capital Markets (or the amount of any such loss), the Partnership is able to provide only estimated values for its Units after September 30, 2005. Nevertheless, the Partnership is currently continuing its operations tracking the Rogers International Commodity Index, at an 80% level, and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters with Refco Capital Markets are resolved. Such redemption proceeds will reflect any losses incurred due to the bankruptcy filings of Refco Capital Markets and Refco, LLC, as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets and Refco, LLC.

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

At September 30, 2006 and 2005, the Partnership’s net assets were $102,058,710 and $109,114,524 respectively. The net assets figure for 2006 includes approximately $77 million of Partnership assets held at Refco Capital Markets, which may not be recovered in full by the Partnership and therefore is an estimate only.

Net Revenues	3 months ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005

Realized net trading gains (losses)	$(10,563,582)	$7,441,066	$1,061,035	$10,802,202
Unrealized trading losses	1,692,615	1,619,845	(3,410,654)	705,510
Interest income*	371,273	645,575	2,069,790	1,284,618
Commissions	(49,685)	(79,073)	(204,404)	(262,439)
Foreign exchange (losses)	(4,047)	(9,953)	(5,751)	(24,379)

Total Net Revenues	$(8,553,426)	$9,617,460	$(489,984)	$12,505,512

Operating Expenses	3 months ended September 30, 2006	3 months ended September 30, 2005	9 months ended September 30, 2006	9 months ended September 30, 2005

Management fees	$223,635	$219,627	$669,988	$511,943
Administrative fees	617,896	224,477	1,551,920	535,537

Total Operating Expenses	$841,531	$444,104	$2,221,908	$1,047,480

Net Income (Loss)	$(9,394,957)	$9,173,356	$(2,711,892)	$11,458,032

*	Interest income for 2006 includes $1,029,672 of interest on assets held by Refco Capital Markets which may not be realized in full by the Partnership.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2006 and December 31, 2005.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2006. Percent of Net Assets figures shown below for 2006 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,180,645	1.16%
Metals	$1,456,685	1.43%
Energy	$2,237,973	2.19%

TOTAL:	$4,875,303	4.78%

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

The Partnership has substantial exposure to loss due to the bankruptcy of Refco Capital Markets as approximately $77 million of Partnership assets are currently held at Refco Capital Markets and are not available to the Partnership. There can be no assurance that the Partnership will not incur a substantial loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2006 by market sector.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously reported by the Partnership, Refco Capital Markets currently holds a substantial portion of the Partnership’s assets and is under bankruptcy court protection (In re Refco Inc., et al). As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006. The hearing to consider the confirmation of the plan of reorganization is scheduled for December 15, 2006. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust. The Litigation Trust will be able to bring claims against third parties in the name of Refco Capital Markets.

On November 25, 2005, Refco LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received payment in connection with the settlement.

As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed on January 3, 2006 in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief . In April 2006, all defendants moved to dismiss this complaint. On June 28, 2006, plaintiffs filed an amended complaint. On October 23, 2006, the Court granted plaintiffs until November 21, 2006 to file another amended complaint. A status conference has been set for December 14, 2006.

As reported in the Partnership’s Annual Report for the fiscal year ended December 31, 2005, Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed on January 24, 2006 in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. On March 30, 2006, Beeland Management Company, L.L.C, Messrs. Price and Goodman and the Partnership filed a motion to dismiss the complaint. On April 13, 2006, the plaintiffs moved to voluntarily dismiss the complaint without prejudice. On May 18, 2006, plaintiffs filed their complaint in the Circuit Court of Cook County, Illinois, which was substantially the same except Walter Thomas Price III was not named as a defendant. On July 13, 2006, defendants moved to reassign the case to the Cook County Chancery Division, where a related case is pending. On September 8, 2006, that motion was granted. On September 22, 2006, defendants moved to stay this action. Briefing on that motion has been completed and oral argument set for November 20, 2006.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2006:

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2006	496	$203.41
August 31, 2006	1,920	$196.21
September 30, 2006	5,093	$185.22

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2006.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)