Form 10-K
period 2006-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2007-04-06
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was last sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

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

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the futures commission merchant and were used to acquire a portfolio of futures positions, consistent with the Partnership’s trading policies, as well as US Government obligations.

After the initial closing, the purchase price of Units is the net asset value per unit as of the close of trading on the trading day preceding the effective date of the purchase.

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $245,405,200, and a total of 677,673.54 of Units have been sold to the public as of December 31, 2006, although Units are not currently being offered by the Partnership.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership has received $39,826,553, its pro rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions in January 2007. Beeland Management anticipates that the remaining 32% of the value of its settled claims will be distributed during the second and/or third quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for Beeland Management to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 32% of the value of such claims. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received, $6,227,819, in proceeds from that settlement, equal to approximately 8% of the value of the Partnership’s securities claims against Refco Capital Markets. Such proceeds were allocated among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions.

At December 31, 2006, approximately $29,660,976 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. Because various securities and other instruments held by Refco Capital Markets have yet to be finally valued and liquidated, while others are currently earning interest, and final recoveries from the Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on such assets or what the amount of any such loss will be. Accordingly, the financial information as of December 31, 2006 and 2005 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. However, the Partnership is currently continuing its operations, tracking the Index, at an 80% level during 2006 and at a 90% level beginning January 1, 2007.

Notwithstanding the Partnership’s inability to determine final values for all of its assets, limited partners in the Partnership may redeem their investments through a monthly special redemption at which point they will no longer participate in gains and losses of the Partnership due to market movements of the Index but will not be shielded from any losses and expenses of Refco Capital Markets’ bankruptcy. Limited partners that take advantage of the special redemption process will be able to receive their pro rata portion of the Partnership’s cash that is not impacted by the Refco Capital Markets’ bankruptcy. Once matters arising out of the Refco Capital Markets bankruptcy are finally resolved, including the conclusion of actions initiated by the Refco Capital Markets Litigation Trust, or Beeland Management otherwise has sufficient information, Beeland Management will determine a net asset value for the Partnership as of each special redemption date which reflects the losses, if any, due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets whether such losses or expenses were incurred before or after the effective date of a special redemption.

(b) Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information (estimated, unaudited for 2006 and 2005) regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions which comprise the Rogers International Commodity Index ®. The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded in established markets as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of Units and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2006, the Partnership was not offering its Units for sale.

The Index was developed by James Beeland Rogers, Jr., the majority owner and member of Beeland Management, to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. Beeland Management attempts to replicate the composition of the Index using various commodity futures contracts. The initial components of the Index and their weightings were chosen by Mr. Rogers based on his perception of the relative importance of the underlying raw materials in international trade and commerce. A committee now formulates and enacts all business assessments and decisions regarding the composition of the Index. Mr. Rogers, as the founder and owner of the Index, chairs that committee and is the final arbiter of its decisions. “Rogers International Commodity Index” is a registered service mark of Beeland Interests, Inc., a company wholly owned by Mr. Rogers. Beeland Management uses and publishes the Index and markets products designed to track the Index pursuant to a nonexclusive, license from Beeland Interests, Inc.

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

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all limited partner capital accounts at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all limited partner capital accounts at the close of each month (1.75% per annum). During 2006, the Partnership was trading at an 80% level, and the management fee was charged at a 0.8% per annum rate. As of January 1, 2007, the Partnership has increased its trading level to 90% and accordingly increased the management fee charged to a 0.9% per annum rate.

The Partnership pays the costs of executing and clearing its trades, its administrative expenses, compensation due to its selling agents, and any extraordinary expenses which it may incur.

Man Financial Inc. acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc. acts as introducing broker for the Partnership.

The Partnership is open-ended and may offer Units at the net asset value as of the first day of each month, although it was not doing so as of December 31, 2006. Unitholders normally may be redeemed upon 10 business days’ written notice to the Partnership’s administrator and subscription and redemption agent, Fund Dynamics. However, until matters arising out of the Refco Capital Markets bankruptcy are resolved, units may be redeemed upon 3 business days’ written notice to the general partner, Beeland Management Company, LLC, in connection with a special redemption (whereby redemption proceeds are currently available only in part).

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

Refco Capital Markets has not distributed a substantial portion of the Refco Capital Markets bankruptcy settlement proceeds due the Partnership and others, and final recoveries from the Refco Capital Markets Litigation Trust seeking recoveries in the name of Refco Capital Markets for the benefit of the Partnership and others from third parties have yet to be determined. Accordingly, there can be no assurance that the Partnership will not incur a loss of its assets due to the bankruptcy of Refco Capital Markets. Additionally, the Partnership is continuing its operations trading to track the Index, albeit at a 90% level as of January 1, 2007. The inability of the Partnership to access assets still held at Refco Capital Markets for futures margin purposes could require the Partnership to reduce the level at which it trades to track the Index or to cease its trading operations entirely.

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

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership has received its pro rata share of that distribution. Beeland Management anticipates that the remaining 32% of the value of its settled claims will be distributed during the second and/or third quarter of 2007. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief. Following several status hearings, the Court set a date of April 2, 2007 for plaintiffs to file any further amendments to their complaint, and May 15, 2007 for defendants to respond to the amended complaint.

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants' motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the Circuit Court of Cook County, Illinois. Defendants also filed a motion to stay this matter in light of the Watkins case pending in the Southern District of New York. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the Units, and none is likely to develop. Units normally may be redeemed upon 10 days written notice to the Partnership’s administrator and subscription and redemption agent, Fund Dynamics, Inc., 116 Village Blvd., Suite 210, Princeton, NJ 08540. Until matters arising out of the Refco Capital Markets bankruptcy are finally resolved, or Beeland Management otherwise has sufficient information to accurately value the Units, Units may be redeemed pursuant to the Partnership’s special redemption upon 3 business days’ written notice to Beeland Management at 141 W. Jackson Blvd., Suite 1340A, Chicago, Illinois 60606, fax (312) 264-4303 or (877) 423-3526. Currently, redemption proceeds will be paid only in part.

(b) Holders. There were approximately 2,944 Limited Partners at December 31, 2006.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2004, 2005 or 2006.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. Currently, as described herein, month-end Net Asset Value per Unit is estimated only and redemption proceeds are being paid only in part. There can be no assurance that the Partnership will recover all of its assets involved in the Refco Capital Markets bankruptcy or that redemption proceeds based on estimated values will be paid in full.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2006:

Month	Units Redeemed	Estimated Redemption Date NAV per Unit
October 31, 2006	2,564.66	186.39
November 30, 2006	6,611.56	193.70
December 31, 2006	1,676.53	185.26

Total	10,852.75

The Redemption Date Net Asset Values per Unit during the fourth quarter of 2006 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because it is currently unknown whether the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss, it is not possible to provide final Partnership Net Asset Value information for the fourth quarter of 2006 or until matters arising out of the Refco Capital Markets bankruptcy are finally resolved, or Beeland Management otherwise has sufficient information to accurately value the Units. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data for the periods ended December 31, 2006 and 2005 is estimated only and has not been audited. “Total assets” for 2005 and 2006 include assets, and for 2005, “Trading Gains and Losses,” “Net income (loss)” and “Net income (loss) per unit” include assets, involved in the Refco Capital Markets bankruptcy which may not be recoverable by the Partnership in full. As of December 31, 2006, approximately $29,660,976 have yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein. These amounts have not been reduced or otherwise adjusted to reflect any possible impact of Refco Capital Markets’ bankruptcy on the Partnership’s financial position, although figures for 2006 reflect a write down of interest income attributable to Partnership assets determined by the Bankruptcy Court to be assets of Refco Capital Markets’ Bankruptcy estate for the benefit of all securities customers as well as the Partnership. The Selected Financial Data for the years ended December 31, 2004, 2003 and 2002 is taken from the audited financial statements of the Partnership.

	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
Trading gains and losses	$276,316	$10,430,200	$2,616,463	$2,056,093	$1,756,496

Total expenses	$2,907,247	$1,759,196	$896,849	$267,777	$428,941

Net income (loss)	$(2,630,931)	$8,671,004	$1,719,614	$1,788,316	$1,327,555

Net income (loss) per unit	$(5.07)	$27.04	$20.91	$27.82	$20.90
Total units outstanding	540,172	568,605	169,135	59,806	63,531

Total assets	107,498,468	$114,247,119	$29,737,367	$14,239,347	$7,524,330
Total obligations	7,428,051	$6,025,701	$2,118,451	$5,724,341	$246,074

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at December 31, 2006, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As described herein, Refco Capital Markets, Ltd. has yet to distribute a substantial portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because Beeland Management currently does not have sufficient information to determine whether or not the Partnership will sustain any loss on its assets still involved in Refco Capital Markets bankruptcy matters (or the amount of any such loss), the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is currently continuing its operations tracking the Rogers International Commodity Index, at an 80% level during 2006 and effective January 1, 2007, at a 90% level, and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters arising out of the Refco Capital Markets bankruptcy are finally resolved or Beeland Management otherwise has sufficient information to accurately value the Units. Such redemption proceeds will reflect any losses incurred due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 90% to 100% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors for 2006. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Annual Report.

At December 31, 2006, 2005, and 2004, the Partnership’s net assets were $100,070,417, $108,221,418, and $27,618,916, respectively. As of December 31, 2006, approximately $29,660,976 of the fund’s assets have yet to be, recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. The net assets figure for 2006 also includes the amount of the difference between the Partnership’s Claim against Refco Capital Markets and the amounts received, and expected to be received, from settlements with Refco Capital Markets and Refco LLC, which amount the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust and which may not be recovered in full by the Partnership and therefore is an estimate only. The net assets figure for 2005 includes approximately $76 million of Partnership assets held at Refco Capital Markets as of December 31, 2005, which may not be recovered in full by the Partnership and therefore is an estimate only.

Net Revenues	2006	2005	2004
Realized net trading gain*	1,932,317	5,009,503	2,958,986
Unrealized trading gain (loss)	(2,628,921)	3,676,213	(712,876)
Interest income**	1,240,497	2,122,859	472,845
Foreign exchange gain (loss)	(2,563)	(25,680)	7,551

Total Net Revenues	541,330	$10,782,895	$2,726,506

Operating Expenses	2006	2005	2004
Brokerage commissions	265,014	352,695	110,043
Management fees	876,149	727,425	393,940
Administrative fees	2,031,098	1,031,771	502,909

Total Operating Expenses	3,172,261	$2,111,891	$1,006,892

*	Realized net trading gain for 2005 includes $317,350 held at Refco Capital Markets which may not be recovered in full by the Partnership
**	Interest income for 2005 includes $493,969 of interest receivable on assets held by Refco Capital Markets which may not be realized in full by the Partnership, $387,653 of which was written down in 2006 (and removed from the Partnership’s books as our asset) pursuant to a determination by the Bankruptcy Court that interest earned on certain assets held at Refco Capital Markets would be for the benefit of all securities customers, as well as, the Partnership.

2006

2006 was the first year of losses for the Fund since 2001. The energy sector, which produced consistent gains during 2005 and 2004, became much more volatile in 2006. The first half of the year alternated back and forth between gains and losses. Gains in the energy sector, one month, were replaced by losses the next. Eventually, the sector could not overcome the losses, and began dropping in July to end down approximately 17% for the year.

The metals sector in 2006 steadily increased for the first half of the year as many metals, such as gold, reached all-time market highs. The sector had its most substantial decline in the months of May and June, but recovered in the following months and continued a modest upward trend for the remainder of the year.

The agricultural sector remained level for the first half of the year. No significant gains or losses were experienced, however, after a drop off in the agricultural sector for the third quarter of 2006, the entire sector began to rise for the last quarter of the year.

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

Cash flows provided by financing activities were from the sale of Units, net of any subscription fees paid and any subscriptions receivable, and reduced by redemptions of Units. The Partnership has not sold any Units since September 30, 2005, and is currently not offering Units for sale.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in Item 8 of this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at December 31, 2006.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The followings tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2006 and 2005, respectively. Percent of Net Assets figures for 2005 shown below are based in part on Partnership assets then held at Refco Capital Markets and, accordingly, are estimates only. Percent of Net Asset figures for 2006 shown below are based in part on settlement proceeds due the Partnership but not yet distributed by Refco Capital Markets as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust and, accordingly, are estimates only. It is currently unknown whether or not the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss.

2006

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,269,264	1.27%
Metals	$1,512,509	1.51%
Energy	$2,095,131	2.09%

TOTAL:	$4,876,904	4.87%

2005

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,495,774	1.38%
Metals	$954,650	0.88%
Energy	$3,633,000	3.36%

TOTAL:	$6,083,424	5.62%

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

The Partnership has substantial exposure to loss due to the bankruptcy of Refco Capital Markets as a significant portion of the settlement proceeds due the Partnership have not been distributed and are currently held at

Refco Capital Markets, although Beeland Management anticipates that the balance of the settlement proceeds due the Partnership will be distributed during the second and/or third quarter of 2007. Additionally, the Partnership is seeking, through participation in the Refco Capital Markets Litigation Trust, to recover the difference between the amount of Partnership assets initially involved in the Refco Capital Markets bankruptcy and the amount it receives from its settlements with Refco Capital Markets and Refco LLC. The Refco Capital Markets Litigation Trust is currently evaluating options for the recovery of assets and Beeland Management believes, on the basis of information received from the Trustee overseeing the Litigation Trust, that the Litigation Trust has viable meritorious claims against a number of third parties; however, there can be no assurance that any litigation pursued by the Litigation Trust will be successful or that the Partnership will not incur a substantial loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2006 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Because the Partnership is designed to replicate the composition of a commodity index, Beeland Management adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. Beeland Management might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, Beeland Management has no discretion over the positions the Partnership maintains. Consequently, Beeland Management does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The foregoing notwithstanding, beginning in November 2005, the Partnership began tracking the Rogers International Commodity Index at an 80% level to avoid or mitigate any over exposure to the Index as a result of possible outcomes of the Refco Capital Markets bankruptcy. Effective January 1, 2007, the Partnership began tracking the Index at a 90% level.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements

At December 31, 2005, the Partnership held approximately $70,892,881 in U.S. government securities and approximately $4,832,144 in cash in accounts at Refco Capital Markets subject to bankruptcy court protection. Additionally, at December 31, 2005, the Partnership’s interest receivables on assets held at Refco Capital Markets and subject to bankruptcy court protection amounted to approximately $493,969, $387,653 of which was written down in 2006 (and removed from the Partnership’s books as an asset) pursuant to a determination by the Bankruptcy Court that interest earned on certain assets held at Refco Capital Markets would be for the benefit of all securities customers as well as the Partnership.

At December 31, 2006, approximately $29,660,976 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

Because various securities held by Refco Capital Markets have yet to be finally valued and liquidated, while others are currently earning interest, and recoveries from the Refco Capital Markets Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on such assets or what the amount of any such loss will be. Accordingly, the financial information as of December 31, 2006 and 2005 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership has received $39,826,553, its pro rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that the remaining 32% of the value of its settled claims will be distributed during the second and/or third quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for Beeland Management to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 32% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from a Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, Beeland Management believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership; however, there can be no assurance that any litigation pursued by the Litigation Trust will be successful and, accordingly, the information provided herein is an estimate only.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code (the “Commodity Broker Liquidation Provisions”). Congress enacted the Commodity Broker Liquidation Provisions to provide specified Chapter 7 priorities and other protections for customers of commodity brokers such as Refco, LLC. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received $6,227,819 in proceeds from that settlement, approximately equal to 8% of the value of the Partnership’s claims against Refco Capital Markets, such proceeds were allocated among all partners in the Partnership as of October 31, 2005, on a pro rata basis, with redeemed partners receiving cash distributions.

The 2005 and 2006 financial information set forth herein is estimated and unaudited. No subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to Refco Capital Markets’ bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

ROGERS INTERNATIONA L RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 (unaudited) and 2005 (unaudited)

	2006	2005
	(unaudited)	(unaudited)
ASSETS
Cash at bank	$1,693,563	$23,044,591
Cash at brokers	72,443,215	16,447,432
Investment in US Government Sponsored Institutions	31,880,160	70,892,881
Unrealized net trading gains on open futures contracts	982,420	3,199,816
Interest receivable	499,110	662,399
Other	—	—

Total Assets	$107,498,468	$114,247,119

LIABILITIES
Commissions payable	$—	$13,860
Accrued management fees – General Partner	69,969	214,796
Administrative fees payable	308,890	248,038
Redemptions payable	7,049,192	5,549,007
Subscriptions received in advance	—	—

Total Liabilities	7,428,051	6,025,701

PARTNERS’ CAPITAL
Partners’ Capital	100,070,417	108,221,418

Total Liabilities and Partners’ Capital	$107,498,468	$114,247,119

See accompanying notes to financial statements.

ROGERS INTERNAT IONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost—$31,899,826)

US Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000		$9,996,900	9.99%
US Federal Home Loan Bank Notes due 2/28/2008 at 4.625%, principal amount $5,000,000		4,968,750	4.97
US Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $3,500,000		3,498,915	3.50
US National Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000		2,892,859	2.89
US National Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000		2,387,256	2.39
Other		8,135,480	8.12

		$31,880,160	31.86%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.74% US based)
Energy	554	$308,716	0.31%
Metals	382	1,022,353	1.02
Agricultural	684	1,079,140	1.08

	1,620	$2,410,209	2.41%

Unrealized losses (98.89% US based)
Energy	39	8,519	0.01%
Metals	512	1,205,565	1.20
Agricultural	889	213.705	0.21

	1,440	$1,427,789	1.42%

Unrealized net trading gains on open futures contracts		$982,420

See accompanying notes to financial statements.

ROGERS INTERNATIONAL R AW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2005 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost—$70,501,025)

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

ROGERS IN TERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	2006	2005	2004
	(unaudited)	(unaudited)
Trading gains (losses):
Realized net trading gains – commodities	$1,960,822	$5,089,280	$3,143,902
Realized losses on securities	(28,505)	(79,777)	(184,916)
Change in unrealized net trading gains (losses) – commodities	(2,217,395)	3,223,164	(643,818)
Change in unrealized gains (losses) on securities	(411,526)	453,049	(69,058)
Foreign exchange gains (losses)	(2,563)	(25,680)	7,551
Commissions	(265,014)	(352,695)	(110,043)

Net gains (losses) from trading activities	(964,181)	8,307,341	2,143,618

Investment income:
Interest income – US Government obligations	598,902	1,409,990	438,459
Interest income – Other	641,595	712,869	34,386

	1,240,497	2,122,859	472,845

Expenses:
Management fees – General Partner	876,149	727,425	393,940
Administrative fees	2,031,098	1,031,771	502,909

	2,907,247	1,759,196	896,849

Net investment income (loss)	(1,666,750)	363,663	(424,004)

Net income (loss)	$(2,630,931)	$8,671,004	$1,719,614

See accompanying notes to financial statements.

RO GERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2006 (unaudited), 2005 (unaudited) and 2004

	Limited Partners	General Partner	Total
Partners’ Capital, January 1, 2004	$8,515,006	—	$8,515,006
Contributions	20,943,137	25,000	20,968,137
Net income	1,719,790	(176)	1,719,614
Withdrawals	(3,583,841)	—	(3,583,841)

Partners’ Capital, December 31, 2004	$27,594,092	$24,824	$27,618,916
Contributions	81,182,943	1,177,132	82,360,075
Net income	8,627,445	43,559	8,671,004
Withdrawals	(10,428,577)	—	(10,428,577)

Partners’ Capital, December 31, 2005	$106,975,903	$1,245,515	$108,221,418
Contributions	254,514		254,514
Net income	(2,597,743)	(33,188)	(2,630,931)
Withdrawals	(5,774,584)		(5,774,584)
Partners’ Capital, December 31, 2006	98,858,090	1,212,327	100,070,417

Per unit data	12/31/2006	12/31/2005	12/31/2004
Net asset value	$185.26	$190.33	$163.29
Units outstanding	540,172	568,605	169,135

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 - Unaudited

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the "Partnership") is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio primarily of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase contracts in the over the counter marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index ® (the “Index”) and positions are rebalanced monthly to maintain the Index. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

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

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, Beeland Management reduced its management fee to a 0.8% per annum rate. Beginning January 1, 2007, the Partnership began tracking the Index at a 90% level, and, accordingly, increased its management fee to a 0.9% per annum rate.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31, 2006, 2005 and 2004
	2006	2005	2004
Management fees – General Partner	876,149	727,425	393,940
Advisory fees – Hart	—	42,023	33,394
Selling fees – Uhlmann	—	2,376,346	538,423

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At December 31, 2006, the Partnership was not accepting contributions from new or existing investors.

As of December 31, 2006, the General Partner has a capital balance of $1,212,327 in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 6), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements will be the Limited Partners’ pro rata share of approximately 75% of the Partnership’s total assets, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 6, as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 6.

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

Note 5. Financial Highlights:

Financial highlights for the years ended December 31, 2006, 2005, and 2004 are as follows:

Per Unit Performance

	Year ended 12/31/2006	Year ended 12/31/2005	Year ended 12/31/2004
Net asset Value per unit at the beginning of the period	$190.33	$163.29	$142.38
Income
Net Trading Gains (Losses)	(1.73)	26.15	24.39
Investment Income
Interest Income	2.23	5.21	3.89

Expenses
Operating Expenses	(5.57)	(4.32)	(7.37)

Total Expenses	(5.57)	(4.32)	(7.37)

Net investment income (loss)	(3.34)	(0.89)	(3.48)

Net gain (loss) per Unit	(5.07)	27.04	20.91

Net Asset Value at the end of the period	$185.26	$190.33	$163.29

	Year ended 12/31/2006	Year ended 12/31/2005	Year ended 12/31/2004
Ratio of Net Investment income (Loss) to Average Partners’ Capital	(1.53%)	0.49%	(2.13%)

Ratio of Expenses to Average Partners' Capital	2.67%	2.36%	4.52%

Total Return	(2.66%)	16.55%	14.69%

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

As of December 31, 2005 a substantial portion of the Partnership’s assets were under bankruptcy court protection, as follows:

Cash	$4,832,144
US Government obligations	70,892,881
Accrued interest receivable thereon	493,969

$76,218,994

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership has received, $39,826,553, its pro rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions in January 2007. The General Partner anticipates that the remaining 32% of the value of its settled claims will be distributed during the second and/or third quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for the General Partner to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 32% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from a Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, the General Partner believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received $6,227,819 in proceeds from that settlement, equal to approximately 8% of the value of the Partnership’s claims against Refco Capital Markets, such proceeds were allocated among all partners in the Partnership as of October 31, 2005 on a pro rata basis, with redeemed partners receiving cash distributions.

At December 31, 2006, approximately $29,660,976 Partnership assets involved in the Refco Capital Markets bankruptcy (approximately 38.95% of the value of the Partnership’s claims against Refco Capital Markets) has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. At December 31, 2006, the Partnership wrote down (and removed from the Partnership’s books as an asset) $1,203,241 in interest income attributable to Partnership assets held at Refco Capital Markets during the fourth quarter of 2005 and early 2006 ($387,652 and $815,589, respectively) pursuant to a determination of the Bankruptcy Court that such income was an asset of the Refco capital Markets bankruptcy estate for the benefit of all securities customers as well as the Partnership.

Interest receivable on the Partnership’s Statement of Financial Condition at December 31, 2006 and interest income on the Partnership’s Statement of Operations for the year ended December 31, 2006 is net of the total amount of the write down.

Management is unable at this time to estimate the loss or range of loss, if any, resulting from the Refco Capital Markets bankruptcy and, accordingly, no provision has been made in the financial statements for any loss that may be incurred.

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

2. Supplementary Data

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2006 and 2005. This information has not been audited.

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Net realized and unrealized gains (losses)	$1,590,593	$(8,924,699)	$3,729,950	$639,975
Interest income**	(829,293)	371,273	421,239	1,277,278
Expenses	685,339	841,531	660,047	720,330
Net income (loss)	75,961	(9,394,957)	3,491,142	3,196,923
Net income (loss) per unit	0.04	(16.87)	6.19	5.57

	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Net realized and unrealized gains (losses)*	$(2,913,553)	$8,971,885	$(2,595,815)	$4,844,824
Interest income**	838,241	645,575	412,723	226,320
Expenses	711,716	444,104	330,520	272,856
Net income (loss)	(2,787,028)	9,173,356	(2,513,612)	4,798,288
Net income (loss) per unit	(4.30)	17.59	(8.70)	22.45

*	Net realized and unrealized trading gain for the fourth and third quarter includes $317,350 held at Refco Capital Markets which may not be recovered in full by the Partnership.
**	Interest income for the fourth quarter of 2005 includes $493,969 of interest receivable on assets then held by Refco Capital Markets which may not be realized in full by the Partnership. Interest income for the fourth quarter of 2006 reflects a write down of interest accrued on Partnership assets, held at Refco Capital Markets, during 2005 and early 2006 determined by the Bankruptcy Court to be income of the Refco Capital Markets bankruptcy estate for the benefit of all creditors, including the Partnership. The amount has been removed as an asset from the books of the Partnership.

Quarterly financial information for the fourth quarter of 2005 and for all quarters of 2006 is estimated only and does not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. It is currently unknown whether the Partnership will sustain a loss on that portion of its assets that remains involved in the Refco Capital Markets bankruptcy or the amount of any such loss. Consequently, it is not possible to provide final financial information for the fourth quarter of 2005 or for each fiscal quarter of 2006 until matters arising out of the Refco Capital Markets are finally resolved or the General Partner otherwise has sufficient information to value accurately the Partnership’s assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on From 8-K, as the result of a majority of the partners of Altschuler, Melvoin and Glasser LLP joining the firm of McGladrey & Pullen LLP, the Partnership changed its independent registered public accounting firm on January 12, 2007 and appointed McGladrey & Pullen LLP to serve as its independent public accountants. There were no disagreements or reportable events in connection with the change in the Partnership’s independent registered public accounting firm.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The principals and officers of Beeland Management are as follows:

Walter Thomas Price III, age 66, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 37, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January, 2000, to March, 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February, 1999 to January, 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May, 1997 to February, 1999. Prior to that, from February, 1995 to May, 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

James Beeland Rogers, Jr., age 63, has been the majority owner and a member of Beeland Management since inception in 1998. Mr. Rogers, a co-founder of the Quantum Fund in the 1970s, is the author of Adventure Capitalist (Random House, 2004), Investment Biker; On the Road with Jim Rogers (Random House, 1994) and Hot Commodities (Random House, 2005). He developed, compiled and owns the Index. Although Mr. Rogers’ career spans over 30 years, during the last five years he has been semi-retired and traveling extensively around the world. However, during that period, he has been a regular commentator and columnist in various media dealing with economy and finance matters and is an occasional Visiting Professor at Columbia University. Mr. Rogers is an investor who has been chronicled in John Train’s THE NEW MONEY MASTERS and Jack Schwager’s Market Wizards, as well as in Barons, Forbes, Fortune, The Financial Times and The Wall Street Journal.

(c) Identification of Certain Significant Employees

None.

(d) Family Relationships

None.

(e) Business Experience

See Item 10 (a,b) above.

(f) Involvement in Certain Legal Proceedings

None.

(g) Code of Ethics

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

(h) Audit Committee Financial Expert

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

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all Capital Accounts at the close of each month (1.75% per annum). Prior to May 1, 2004, the monthly management fee was 0.1875% of the sum of all Capital Accounts at the close of each month (2.25% per annum). In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to Beeland Management, most of which is paid to soliciting broker-dealers for ongoing investor services. As of November 1, 2006, the Partnership has commenced tracking the Index at an 80% level and, accordingly, Beeland Management has reduced its management fee to a 0.8% per annum rate. Effective January 1, 2007, the Partnership has begun to track the Index at a 90% level, and accordingly, the management fee has increased to a 0.9% per annum rate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The Partnership knows of no person who owns beneficially more than 5% of the Units. All of the Partnership’s general partner interest is held by Beeland Management Company, L.L.C.

(b) Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company held approximately 6544 Units in the Partnership as of December 31, 2006, representing approximately 1.21% of the Partnership’s outstanding Units as of December 31, 2006. Mr. Allen Goodman held approximately 64.5 Units in the Partnership indirectly through a trust of which his spouse is the primary beneficiary, representing approximately 0.01 of 1% of the Partnership’s outstanding Units as of December 31, 2006.

(c) Changes in Control

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

A summary of fees charged or received by related parties to the Partnership during 2006 is as follows:

Management fees – General Partner	$876,149
Advisory fees – Hart	—
Selling fees – Uhlmann	—

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P), Altschuler, Melvoin and Glasser LLP (AM&G) and RSM McGladrey, Inc. (RSM) has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2005 and 2006. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings.

2005	$139,400
2006	$125,900

As previously disclosed, a majority of the partners of AM&G became partners of M&P. As a consequence, AM&G resigned as auditors of the Partnership effective January 12, 2007 and M&P were appointed as auditors of the Partnership for the year ended December 31, 2006. AM&G provided professional services to the Fund through the date of its resignation. AM&G had a continuing relationship with RSM through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full-time employees, and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

(2)	Audit-Related Fees. None. AM&G had a continuing relationship with RSM through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full-time employees and therefore, non of the professional services performed were provided by permanent full-time employees of AM&G. AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided to the Partnership by TBS through October 1, 2005 and by RSM from that date forward.

(3)	Tax Fees. RSM provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns. Tax fees for 2006 are to be billed by RSM. Tax Fees for 2005 were billed by RSM.

2006	$24,795
2005	$25,000

(4)	All Other Fees. None. See Item 14.(2) above.

(5)	The Managing Members of Beeland Management pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits to be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of April, 2007.

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

Signature	Title with General Partner	Date

/s/ Walter Thomas Price III	Managing Member	April 6, 2007
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	April 6, 2007
Allen D. Goodman	(Principal Financial and Accounting Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)