Form 10-Q
period 2007-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2007-05-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

At March 31, 2007, approximately $22,789,633 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership received $39,826,553, its pro rata share of that distribution, and allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made, and the Partnership has received $6,697,856, its pro-rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that the remaining 26% of the value of its settled claims will be distributed during the second and/or third quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for Beeland Management to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 26% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from a Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, Beeland Management believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership; however, there can be no assurance that any litigation pursued by the Litigation Trust will be successful and, accordingly, the information provided herein is an estimate only.

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

Because various securities held by Refco Capital Markets have yet to be finally valued and liquidated, while others are currently earning interest, and recoveries from the Refco Capital Markets Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on such assets or what the amount of any such loss will be. Accordingly, the financial information as of March 31, 2007, December 31, 2006, and March 31, 2006 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2007 (unaudited) and December 31, 2006 (unaudited)

	3/31/2007	12/31/2006
	(unaudited)	(unaudited)
ASSETS

Cash at bank	$1,633,878	$1,693,563
Cash at brokers	47,983,932	72,443,215
Investments in US Government obligations	50,944,589	31,880,160
Unrealized net trading gains on open futures contracts	1,105,245	982,420
Interest receivable	640,644	499,110

		—

Total Assets	$102,308,288	$107,498,468

LIABILITIES
Commissions payable	$14,172	$—
Accrued management fees – General Partner	72,522	69,969
Administrative fees payable	296,380	308,890
Redemptions payable	6,458,465	7,049,192

Total Liabilities	6,841,539	7,428,051

PARTNERS’ CAPITAL

Partners’ Capital	95,466,749	100,070,417

Total Liabilities and Partners’ Capital	$102,308,288	$107,498,468

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of March 31, 2007 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost—$50,928,803)

US Treasury Notes Series Q due 4/30/2007 at 3.625%, principal amount $1,000,000	$998,830	1.05%
US Treasury Notes Series C due 5/15/2007 at 6.625%, principal amount $1,000,000	1,001,840	1.05
US Treasury Notes Series S due 6/30/2007 at 3.625%, principal amount $1,000,000	996,450	1.04
US Treasury Notes Series V due 9/30/2007 at 4.000% Principal amount $1,000,000	994,960	1.04
US Federal Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000	2,393,256	2.51
US Federal Mortgage Notes due 11/15/2007 at 3.250%, principal amount $1,000,000	988,130	1.04
US Federal Home Loan Bank Notes due 11/16/2007 at 4.375%, principal amount $1,000,000	995,000	1.04
US Federal Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000	2,908,523	3.05
US Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	5,012,500	5.25
US Federal Mortgage Notes due 2/8/2008 at 5.625%, principal amount $5,000,000	4,979,700	5.22
US Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,937,500	5.17
US Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $6,000,000	5,872,500	6.15
US Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,429,725	7.78
US Federal Mortgage Notes due 6/12/2008 at 5.050%, principal amount $5,000,000	4,990,650	5.23
US Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	977,810	1.02
US Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	4,971,900	5.21
Other	495,315	0.52

	$50,944,589	53.37%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of March 31, 2007 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (99.95% US based)
Energy	226	$14,300	0.01%
Metals	454	2,251,484	2.36
Agricultural	778	39,529	0.04

	1,458	2,305,313	2.41%

Unrealized losses (99.95% US based)
Energy	342	43,792	0.05%
Metals	368	1,097,725	1.15
Agricultural	739	58,554	0.05

	1,449	$1,200,071	1.25%

Unrealized net trading gains on open futures contracts		$1,105,242

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost—$31,899,826)

US Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000		$9,996,900	9.99%
US Federal Home Loan Bank Notes due 2/28/2008 at 4.625%, principal amount $5,000,000		4,968,750	4.97
US Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $3,500,000		3,498,915	3.50
US National Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000		2,892,859	2.89
US National Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000		2,387,256	2.39
Other		8,135,480	8.13

		$31,880,160	31.87%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.74% US based)
Energy	554	$308,716	0.31%
Metals	382	1,022,353	1.02
Agricultural	684	1,079,140	1.08

	1,620	$2,410,209	2.41%

Unrealized losses (98.89% US based)
Energy	39	8,519	0.01%
Metals	512	1,205,565	1.20
Agricultural	889	213.705	0.21

	1,440	$1,427,789	1.42%

Unrealized net trading gains on open futures contracts		$982,420

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

	3 months ended 3/31/2007	3 months ended 3/31/2006
Trading gains (losses):
Realized net trading gains – commodities	$1,367,196	$6,330,487
Realized (losses) on securities	904	—
Change in unrealized net trading gains – commodities	122,825	(3,169,713)
Change in unrealized gains (losses) on securities	35,451	(440,566)
Foreign exchange (losses)	(989)	(12)
Commissions	(80,423)	(80,221)

Net gains from trading activities	1,444,964	2,639,975

Investment income:
Interest income – US Government obligations	540,482	1,029,672
Interest income – Other	184,276	247,606

	724,758	1,277,278

Expenses:
Management fees – General Partner	219,145	220,321
Administrative fees	356,562	500,009

	575,707	720,330

Net investment income	149,051	556,948

Net income	$1,594,015	$3,196,923

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

	3 months ended 3/31/07	3 months ended 3/31/06
Partners’ Capital at beginning of period	$100,070,417	$108,221,418

Contributions	—	205,622

Net income	1,594,015	3,196,923

Withdrawals	(6,197,683)	(1,456,097)

Partners’ Capital at end of period	$95,466,749	$110,167,866

Per unit data	03/31/07	03/31/06

Net asset value	$188.40	$195.90

Units outstanding	506,722	562,366

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months Ended March 31, 2007 (unaudited) and March 31, 2006 (unaudited)

Per Unit Performance

	3 months ended 3/31/2007	3 months ended 3/31/2006
Net asset Value per unit at the beginning of the period	$185.26	$190.33
Income
Net Trading Gains	2.86	4.67
Investment Income
Interest Income	1.38	2.26

Expenses	(1.10)	(1.36)

Net investment income (loss)	0.28	0.90

Net income per Unit	3.14	5.57

Net Asset Value at the end of the period	$188.40	$195.90

	3 months ended 3/31/2007	3 months ended 3/31/2006
Ratio of Net Investment Income to Average Partners’ Capital	0.15%	0.51%

Ratio of Expenses to Average Partners’ Capital	0.59%	0.65%

Total Return	1.69%	2.93%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Prior to November 1, 2005, the Partnership paid a monthly management fee to the General Partner equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum).

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, the General Partner reduced its management fee to a 0.8% per annum rate. Effective January 1, 2007, the Partnership commenced tracking the Index at a 90% level and, accordingly, the General Partner began charging its management fee at 90% of the full per annum rate.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended
	3/31/07	3/31/06
Management fees – General Partner	$219,145	$220,321
Selling fees – Uhlmann	—	—

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At March 31, 2006, the Partnership was not accepting contributions from new or existing investors.

As of March 31, 2007 and December 31, 2006, the General Partner has a capital balance of $1,232,903 and $1,212,327, respectively, in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously, limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets, Ltd. (“Refco Capital Markets”) (See Note 5), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements will be the Limited Partners’ pro rata share of approximately 75% of the Partnership’s total assets, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 5, as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 5.

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

As of March 31, 2007 a substantial portion of the Partnership’s assets, consisting of cash in the amount of $22,789,633, are under bankruptcy court protection.

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership received, $39,826,553, its pro rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions in January 2007. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made, and the Partnership received $6,697,856, its pro-rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. The General Partner anticipates that the remaining 24% of the value of its settled claims will be distributed during the second and/or third quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for the General Partner to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 24% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from a Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, the General Partner believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership.

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

At March 31, 2007, approximately $22,789,633 Partnership assets involved in the Refco Capital Markets bankruptcy (approximately 30% of the value of the Partnership’s claims against Refco Capital Markets) has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. At December 31, 2006, the Partnership wrote down (and removed from the Partnership’s books as an asset) $1,203,241 in interest income attributable to Partnership assets held at Refco Capital Markets during the fourth quarter of 2005 and early 2006 ($387,652 and $815,589, respectively) pursuant to a determination of the Bankruptcy Court that such income was an asset of the Refco capital Markets bankruptcy estate for the benefit of all securities customers as well as the Partnership. Interest receivable on the Partnership’s Statement of Financial Condition at December 31, 2006 and interest income on the Partnership’s Statement of Operations for the year ended December 31, 2006 is net of the total amount of the write down.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at March 31, 2007, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As described herein, Refco Capital Markets, Ltd. has yet to distribute a substantial portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because Beeland Management currently does not have sufficient information to determine whether or not the Partnership will sustain any loss on its assets still involved in Refco Capital Markets bankruptcy matters (or the amount of any such loss), the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is currently continuing its operations tracking the Rogers International Commodity Index, at a 90% level and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters arising out of the Refco Capital Markets bankruptcy are finally resolved or Beeland Management otherwise has sufficient information to accurately value the Units. Such redemption proceeds will reflect any losses incurred due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

At March 31, 2007 and 2006, the Partnership’s net assets were $95,466,749 and $110,167,866, respectively. The net assets figure for 2007 includes approximately $22 million of Partnership assets held at Refco Capital Markets, which may not be recovered in full by the Partnership and therefore is an estimate only.

Net Revenues	March 31, 2007	March 31, 2006
Realized net trading gains	$1,368,100	$6,330,487
Unrealized trading gain (losses)	158,276	(3,610,279)
Interest income*	724,758	1,277,278
Commissions	(80,423)	(80,221)
Foreign exchange gain (loss)	(989)	(12)

Total Net Revenues	$2,169,722	$3,917,253

Operating Expenses	March 31, 2007	March 31, 2006
Management fees	$219,145	$220,321
Administrative fees	356,562	500,009

Total Operating Expenses	$575,707	$720,330

*	Interest income for March 31, 2006 reflects approximately $815,589 of interest income that was written down as of December 31, 2006.

The Partnership pays various fees and expenses on a continuing basis which include management fees, subscription fees, and brokerage commission and transaction fees.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2007 and December 31, 2006.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2007. Percent of Net Assets figures shown below for 2007 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,295,014	1.36%
Metals	$1,295,865	1.36%
Energy	$2,068,643	2.17%

TOTAL:	$4,659,522	4.89%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2006. Percent of Net Assets figures shown below for 2006 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (i) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of March 31, 2007 by market sector.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership has received its pro rata share of that distribution. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made and the Partnership has received its pro-rata share of that distribution. Beeland Management anticipates that the remaining 24% of the value of its settled claims will be distributed during the second and/or third quarter of 2007. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief. Following several status hearings, the Court set a date of April 2, 2007 for plaintiffs to file any further amendments to their complaint, and May 15, 2007 for defendants to respond to the amended complaint. On April 9, 2007, this case was stayed at plaintiffs’ request pending the resolution of personal jurisdiction issues in the Lane case filed in the Circuit Court of Cook County.

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the Circuit Court of Cook County, Illinois. Defendants also filed a motion to stay this matter in light of the Watkins case pending in the Southern District of New York. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. On May 4, 2007, the Court granted plaintiffs leave to file an amended complaint. A status hearing is scheduled for August 8, 2007.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2007:

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2007	8,521	$179.49
February 28, 2007	11,676	$185.96
March 31, 2007	13,253	$188.40

The Redemption Date Net Asset Values per Unit during the first quarter of 2007 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a significant portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the first quarter of 2007 or until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6. EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2007.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)