Form 10-Q
period 2007-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2007-08-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

At June 30, 2007, approximately $11,083,882 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership received $39,826,553, its pro rata share of that distribution, and allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made, and the Partnership has received $6,697,856, its pro-rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about June 7, 2007 and June 28, 2007, additional distributions of approximately 3.48% and 11.98% of the value of those claims were made, and the Partnership received $2,636,122 and $9,069,630, its pro-rata share, respectively, of each distribution, and has allocated such sums among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that the remaining 11% of the value of its settled claims will be distributed during the third and/or fourth quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for Beeland Management to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 11% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from a Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, Beeland Management believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership; however, there can be no assurance that any litigation pursued by the Litigation Trust will be successful and, accordingly, the information provided herein is an estimate only.

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

Because various securities held by Refco Capital Markets have yet to be finally valued and liquidated, while others are currently earning interest, and recoveries from the Refco Capital Markets Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on such assets or what the amount of any such loss will be. Accordingly, the financial information as of June 30, 2007, December 31, 2006, and June 30, 2006 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2007 (unaudited) and December 31, 2006 (unaudited)

	6/30/2007 (unaudited)	12/31/2006 (unaudited)
ASSETS
Cash at bank	$3,858,010	$1,693,563
Cash at brokers	18,226,282	72,443,215
Investments in US Government obligations	75,672,110	31,880,160
Unrealized net trading gains on open futures contracts	730,329	982,420
Interest receivable	793,916	499,110

		—
Total Assets	$99,280,647	$107,498,468

LIABILITIES

Commissions payable	$12,798	$—
Accrued management fees - General Partner	139,363	69,969
Administrative fees payable	270,217	308,890
Redemptions payable	6,666,735	7,049,192

Total Liabilities	7,089,113	7,428,051

PARTNERS’ CAPITAL
Partners’ Capital	92,191,534	100,070,417

Total Liabilities and Partners’ Capital	$99,280,647	$107,498,468

See accompanying notes to financial statements.	4

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2007 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost - $75,728,907)

US Treasury Notes Series S due 6/30/2007 at 3.625%, principal amount $1,000,000	$1,000,000	1.08
US Treasury Notes Series V due 9/30/2007 at 4.000% principal amount $1,000,000	997,810	1.08
US Treasury Notes Series R due 1/31/2008 at 4.375% principal amount $1,500,000	1,495,080	1.62
US Federal Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000	2,399,256	2.60
US Federal Mortgage Notes due 11/15/2007 at 3.250%, principal amount $1,000,000	992,190	1.08
US Federal Home Loan Bank Notes due 11/16/2007 at 4.375%, principal amount $1,000,000	996,250	1.08
US Federal Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000	2,920,500	3.17
US Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	5,003,150	5.43
US Federal Mortgage Notes due 2/8/2008 at 5.625%, principal amount $5,000,000	4,978,150	5.40
US Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,946,900	5.37
US Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $6,000,000	5,893,140	6.39
US Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,429,725	8.06
US Federal Mortgage Notes due 6/12/2008 at 5.050%, principal amount $5,000,000	4,985,950	5.41
US Federal Mortgage Notes due 6/5/2008 at 5.250%, principal amount $4,500,000	4,497,210	4.88
US Federal Mortgage Notes due 6/25/2008 at 5.250%, principal amount $7,500,000	7,497,675	8.13
US Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	978,130	1.06
US Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,370,368	6.91
US Federal Mortgage Notes due 9/15/2008 at 5.000%, principal amount $3,300,000	3,289,704	3.57
US Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	4,954,700	5.37
US Federal Mortgage Notes due 10/28/2008 At 5.300%, principal amount $3,000,000	3,001,140	3.26
Other	1,045,082	1.13

	$75,672,110	82.08%

See accompanying notes to financial statements.	5

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2007 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.25% US based)
Energy	472	$850,434	0.92%
Metals	256	1,428,797	1.55
Agricultural	767	1,209,890	1.31

	1,495	3,489,121	3.78%

Unrealized losses (95.66% US based)
Energy	33	166,024	0.18%
Metals	453	1,802,868	1.96
Agricultural	630	789,900	0.86

	1,116	$2,758,792	3.00%

Unrealized net trading gains on open futures contracts		$730,329

See accompanying notes to financial statements.	6

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost - $31,899,826)

US Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000		$9,996,900	9.99%
US Federal Home Loan Bank Notes due 2/28/2008 at 4.625%, principal amount $5,000,000		4,968,750	4.97
US Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $3,500,000		3,498,915	3.50
US National Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000		2,892,859	2.89
US National Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000		2,387,256	2.39
Other		8,135,480	8.13

		$31,880,160	31.87%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.74% US based)
Energy	554	$308,716	0.31%
Metals	382	1,022,353	1.02
Agricultural	684	1,079,140	1.08

	1,620	$2,410,209	2.41%

Unrealized losses (98.89% US based)
Energy	39	8,519	0.01%
Metals	512	1,205,565	1.20
Agricultural	889	213.705	0.21

	1,440	$1,427,789	1.42%

Unrealized net trading gains on open futures contracts		$982,420

See accompanying notes to financial statements.	7

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Trading gains (losses):
Realized net trading gains - commodities	$2,816,683	$5,268,887	$4,183,879	$11,625,517
Realized (losses) on securities	(9,995)	—	(9,091)	—
Change in unrealized net trading (losses) - commodities	(374,916)	(1,433,764)	(252,091)	(4,603,477)
Change in unrealized (losses) on securities	(72,583)	(45,483)	(37,132)	(499,792)
Foreign exchange (losses)	—	(1,692)	(989)	(1,704)
Commissions	(46,755)	(62,998)	(127,179)	(155,619)

Net gains from trading activities	2,312,434	3,724,950	3,757,397	6,364,925

Investment income:
Interest income - US Government obligations	700,121	211,376	1,240,603	1,241,048
Interest income - Other	96,052	209,863	280,329	457,469

	796,173	421,239	1,520,932	1,698,517

Expenses:
Management fees - General Partner	210,963	226,032	430,108	446,353
Administrative fees	360,773	434,015	717,335	934,023

	571,736	660,047	1,147,443	1,380,376

Net investment income (loss)	224,437	(238,808)	373,489	318,141

Net income (loss)	$2,536,871	$3,486,142	$4,130,886	$6,683,066

See accompanying notes to financial statements.	8

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

	6 months ended 6/30/07	6 months ended 6/30/06
Partners’ Capital at beginning of period	$100,070,417	$108,221,418
Contributions	—	205,622
Net income	4,130,886	6,683,066
Withdrawals	(12,009,769)	(2,235,707)

Partners’ Capital at end of period	$92,191,534	$112,874,399

Per unit data	06/30/07	06/30/06
Net asset value	$193.59	$202.09

Units outstanding	476,216	558,533

See accompanying notes to financial statements.	9

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Six Months Ended June 30, 2007 (unaudited) and June 30, 2006 (unaudited)

Per Unit Performance

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Net asset value per unit at the beginning of the period	$188.40	$195.90	$185.26	$190.33
Income
Net Trading Gains (Losses)	4.73	6.62	7.60	11.20
Investment
Investment Income	1.62	0.75	2.99	3.02

Expenses	(1.16)	(1.18)	(2.26)	(2.45)

Net investment income (loss)	0.46	(0.43)	0.73	0.56

Net income (loss) per Unit	4.19	6.19	8.33	11.76

Net Asset Value per unit at the end of the period	$193.59	$202.09	$193.59	$202.09

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.24%	(0.21)%	0.39%	0.28%

Ratio of Expenses to Average Partners’ Capital	0.61%	0.58%	1.21%	1.23%

Total Return	2.75%	3.16%	4.50%	6.18%

The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

See accompanying notes to financial statements.	10

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

Basis of presentation: The financial statements included herein were prepared by us without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 6/30/2007	3 months ended 6/30/2006	6 months ended 6/30/2007	6 months ended 6/30/2006
Management fees - General Partner	210,963	226,032	430,108	446,353
Selling fees - Uhlmann	—	—	—	—

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At June 30, 2007, the Partnership was not accepting contributions from new or existing investors.

As of June 30, 2007 and December 31, 2006, the General Partner has a capital balance of $1,266,875 and $1,212,327, respectively, in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously, limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets, Ltd. (“Refco Capital Markets”) (See Note 5), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements will be the Limited Partners’ pro rata share of approximately 90% of the Partnership’s total assets, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 5, as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 5.

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

Note 5. Litigation Proceedings and Loss Contingency

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures commission merchant, and, accordingly, transferred a substantial portion of its assets. Additionally, the Partnership entered into over-the-counter transactions related to its trading to replicate component positions of the Rogers International Commodity Index (“Index”) through Refco Capital Markets Ltd. (“Refco Capital Markets”), a large derivatives dealer affiliated with Refco LLC. The Partnership did not, however, authorize the transfer of any of its securities to Refco Capital Markets.

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

As of June 30, 2007 a substantial portion of the Partnership’s assets, a receivable in the amount of $11,083,882, is under bankruptcy court protection.

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership received, $39,826,553, its pro rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions in January 2007. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made, and the Partnership received $6,697,856, its pro-rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about June 7, 2007 and June 28, 2007, additional distributions of approximately 3.48% and 11.98% of the value of those claims were made, and the Partnership received $2,636,122 and $9,069,630, its pro-rata share, respectively, of each distribution, and has allocated such sums among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that the remaining 11% of the value of its settled claims will be distributed during the third and/or fourth quarter of 2007, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for the General Partner to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 11% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from a Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, the General Partner believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership.

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

At June 30, 2007, approximately $11,083,882 Partnership assets involved in the Refco Capital Markets bankruptcy (approximately 11% of the value of the Partnership’s claims against Refco Capital Markets) has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. At December 31, 2006, the Partnership wrote down (and removed from the Partnership’s books as an asset) $1,203,241 in interest income attributable to Partnership assets held at Refco Capital Markets during the fourth quarter of 2005 and early 2006 ($387,652 and $815,589, respectively) pursuant to a determination of the Bankruptcy Court that such income was an asset of the Refco capital Markets bankruptcy estate for the benefit of all securities customers as well as the Partnership. Interest receivable on the Partnership’s Statement of Financial Condition at December 31, 2006 and interest income on the Partnership’s Statement of Operations for the year ended December 31, 2006 is net of the total amount of the write down.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at June 30, 2007, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At June 30, 2007 and 2006, the Partnership’s net assets were $92,191,534 and $112,874,399, respectively. The net assets figure for 2007 includes approximately $11 million of Partnership assets held at Refco Capital Markets, which may not be recovered in full by the Partnership and therefore is an estimate only.

	3 months ended June 30, 2007	3 months ended June 30, 2006	6 months ended June 30, 2007	6 months ended June 30, 2006
Net Revenues
Realized net trading gains (losses)	$2,806,688	$5,268,887	$4,174,787	$11,625,517
Unrealized trading losses	(447,499)	(1,474,247)	(289,222)	(5,103,269)
Interest income*	796,173	421,239	1,520,932	1,698,517
Commissions	(46,755)	(62,998)	(127,179)	(155,619)
Foreign exchange gain (losses)	—	(1,692)	(989)	(1,704)
Total Net Revenues	$3,108,607	$4,151,189	$5,278,329	$8,063,442

	3 months ended June 30, 2007	3 months ended June 30, 2006	6 months ended June 30, 2007	6 months ended June 30, 2006
Operating Expenses
Management fees	$210,963	$226,032	$430,108	$446,353
Administrative fees	360,773	434,015	717,335	934,023
Total Operating Expenses	$571,736	$660,047	$1,147,443	$1,380,376
Net Income (Loss)	$2,536,871	$3,486,142	$4,130,886	$6,683,066

*	Interest income for June 30, 2006 reflects approximately $815,589 of interest income that was written down as of December 31, 2006.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2007 and December 31, 2006.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2007. Percent of Net Assets figures shown below for 2007 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,208,817	1.31%
Metals	$1,276,099	1.38%
Energy	$1,861,627	2.02%

TOTAL:	$4,346,543	4.71%

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

The Partnership has substantial exposure to loss due to the bankruptcy of Refco Capital Markets as a significant portion of the settlement proceeds due the Partnership have not been distributed and are currently held at Refco Capital Markets, although Beeland Management anticipates that the balance of the settlement proceeds due the Partnership will be distributed during the third and/or fourth quarter of 2007. Additionally, the Partnership is seeking, through participation in the Refco Capital Markets Litigation Trust, to recover the difference between the amount of Partnership assets initially involved in the Refco Capital Markets bankruptcy and the amount it receives from its settlements with Refco Capital Markets and Refco LLC. The Refco Capital Markets Litigation Trust is currently evaluating options for the recovery of assets and has commenced litigation against Thomas H. Lee Partners, L.P. and affiliated persons seeking recovery of various funds related to their participation in Refco, Inc.’s August 2005 initial public offering. Beeland Management believes, on the basis of information received from the Trustee overseeing the Litigation Trust, that the Litigation Trust has viable meritorious claims against a number of third parties; however, there can be no assurance that any litigation pursued by the Litigation Trust will be successful or that the Partnership will not incur a substantial loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2007 by market sector.

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

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership has received its pro rata share of that distribution. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made and the Partnership has received its pro-rata share of that distribution. On or about June 7, 2007 and June 28, 2007, additional distributions of approximately 3.48% and 11.98% of the value of those claims were made, and the Partnership received $2,636,122 and $9,069,630, its pro-rata share, respectively, of each distribution, and has allocated such sums among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that the remaining 11% of the value of its settled claims will be distributed during the third and/or fourth quarter of 2007. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and

Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the Circuit Court of Cook County, Illinois. Defendants also filed a motion to stay this matter in light of the Watkins case pending in the Southern District of New York. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. On May 4, 2007, the Court granted plaintiffs leave to file an amended complaint. On June 1, 2007, plaintiffs filed a consolidated amended complaint, in which the Watkins joined as plaintiffs, and added additional breach of fiduciary duty allegations and related claims.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2007:

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2007	9,805	$188.83
May 31, 2007	10,299	$189.02
June 30, 2007	10,402	$193.59

The Redemption Date Net Asset Values per Unit during the second quarter of 2007 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a significant portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the second quarter of 2007 or until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2007.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)