Form 10-Q
period 2007-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2007-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☐    Accelerated Filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

PART I–FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

At September 30, 2007, approximately $9,760,963 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 88.7% (formerly the Partnership expected to receive only 85% but subsequent information has pushed the expected recovery to 88.7%) of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership received $39,826,553, its pro rata share of that distribution, and allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made, and the Partnership received $6,697,856, its pro-rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about June 7, 2007, and June 28, 2007, additional distributions of approximately 3.48% and 11.98% of the value of those claims were made, and the Partnership received $2,636,121 and $9,069,630, it’s pro rata share, respectively, of each distribution, and has allocated such sums among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On September 18, 2007 and September 19, 2007, the Partnership, received cash distributions totaling $1,322,919 and has allocated such sum among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that of the remaining 13.12% of the value of its settled claims, 9.81% will be distributed during the fourth quarter of 2007 and/or the first quarter of 2008, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for Beeland Management to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 13.12% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from the Refco Capital Markets

Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, Beeland Management believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership. Although the Litigation Trust has commenced actions against numerous parties seeking, in aggregate, over $2 billion in damages and other relief, there can be no assurance that litigation pursued by the Litigation Trust will be successful and, accordingly, the information provided herein is an estimate only.

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

Because various securities held by Refco Capital Markets as of September 30, 2007 have yet to be finally valued and liquidated, while others are currently earning interest, and recoveries from the Refco Capital Markets Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on its assets involved in the Refco bankruptcy or what the amount of any such loss will be. Accordingly, the financial information as of September 30, 2007, December 31, 2006, and September 30, 2006 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2007 (unaudited) and December 31, 2006 (unaudited)

	9/30/2007 (unaudited)	12/31/2006 (unaudited)
ASSETS
Cash at bank	$2,227,066	$1,693,563
Cash at brokers	22,500,032	72,443,215
Investments in US Government obligations	69,719,887	31,880,160
Unrealized net trading gains on open futures contracts	4,553,233	982,420
Interest receivable	800,936	499,110

		—
Total Assets	$99,801,154	$107,498,468

LIABILITIES
Commissions payable	$12,546	$—
Accrued management fees – General Partner	70,417	69,969
Administrative fees payable	300,363	308,890
Redemptions payable	4,405,864	7,049,192

Total Liabilities	4,789,190	7,428,051

PARTNERS’ CAPITAL
Partners’ Capital	95,011,964	100,070,417

Total Liabilities and Partners’ Capital	$99,801,154	$107,498,468

See accompanying notes to financial statements.	4

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2007 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost - $69,385,987)

US Treasury Notes Series V due 9/30/2007 at 4.000% principal amount $1,000,000	$1,000,000	1.05
US Treasury Notes Series R due 1/31/2008 at 4.375% principal amount $1,500,000	1,501,635	1.58
US Federal Mortgage Notes due 11/15/2007 at 3.250%, principal amount $1,000,000	997,810	1.05
US Federal Home Loan Bank Notes due 11/16/2007 at 4.375%, principal amount $1,000,000	999,060	1.05
US Federal Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000	2,938,938	3.09
US Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	5,007,800	5.27
US Federal Mortgage Notes due 2/8/2008 at 4.625%, principal amount $1,000,000	998,750	1.05
US Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,976,550	5.24
US Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $6,000,000	5,941,860	6.25
US Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,469,550	7.86
US Federal Mortgage Notes due 6/12/2008 at 5.050%, principal amount $5,000,000	5,000,000	5.26
US Federal Mortgage Notes due 6/15/2008 at 5.250%, principal amount $4,500,000	4,514,085	4.75
US Federal Mortgage Notes due 6/25/2008 at 5.250%, principal amount $7,500,000	7,525,800	7.92
US Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	988,130	1.04
US Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,415,360	6.75
US Federal Mortgage Notes due 9/16/2008 at 5.000%, principal amount $3,300,000	3,312,375	3.49
US Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	5,012,500	5.28
US Federal Mortgage Notes due 10/28/2008 At 5.300%, principal amount $3,000,000	3,022,980	3.18
Other	2,096,704	2.21

	$69,719,887	73.37%

See accompanying notes to financial statements.	5

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2007 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.78% US based)
Energy	394	$1,211,698	1.28%
Metals	337	1,414,235	1.49
Agricultural	1,159	3,420,413	3.60

	1,890	6,046,346	6.37%

Unrealized losses (99.88% US based)
Energy	100	86,585	0.09%
Metals	364	1,261,588	1.33
Agricultural	191	144,940	0.15

	655	$1,493,113	1.57%

Unrealized net trading gains on open futures contracts		$4,553,233

See accompanying notes to financial statements.	6

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2006 (unaudited)

		Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost - $31,899,826)

US Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000		$9,996,900	9.99%
US Federal Home Loan Bank Notes due 2/28/2008 at 4.625%, principal amount $5,000,000		4,968,750	4.97
US Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $3,500,000		3,498,915	3.50
US National Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000		2,892,859	2.89
US National Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000		2,387,256	2.39
Other		8,135,480	8.13

		$31,880,160	31.87%

Open Futures Contracts:

	Number of Contracts
Unrealized gains (99.74% US based)
Energy	554	$308,716	0.31%
Metals	382	1,022,353	1.02
Agricultural	684	1,079,140	1.08

	1,620	$2,410,209	2.41%

Unrealized losses (98.89% US based)
Energy	39	8,519	0.01%
Metals	512	1,205,565	1.20
Agricultural	889	213.705	0.21

	1,440	$1,427,789	1.42%

Unrealized net trading gains on open futures contracts		$982,420

See accompanying notes to financial statements.	7

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

	3 months ended	3 months ended	9 months ended	9 months ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Trading gains (losses):
Realized net trading gains – commodities	$4,564,234	$(10,535,077)	$8,748,113	$1,089,540
Realized (losses) on securities	15,083	(28,505)	5,992	(28,505)
Change in unrealized net trading (losses) – commodities	3,822,904	1,607,726	3,570,813	(2,995,751)
Change in unrealized (losses) on securities	390,697	84,889	353,565	(414,903)
Foreign exchange (losses)	(685)	(4,047)	(1,674)	(5,751)
Commissions	(48,267)	(49,685)	(175,446)	(204,404)

Net gains from trading activities	8,743,966	(8,924,699)	12,501,363	(2,559,774)

Investment income:
Interest income – US Government obligations	807,958	269,051	2,048,561	1,510,098
Interest income – Other	110,739	102,222	391,068	559,692

	918,697	371,273	2,439,629	2,069,790

Expenses:
Management fees – General Partner	209,595	223,635	639,703	669,988
Administrative fees	384,397	617,896	1,101,732	1,551,920

	593,992	841,531	1,741,435	2,221,908

Net investment income (loss)	324,705	(470,258)	698,194	(152,118)

Net income (loss)	$9,068,671	$(9,394,957)	$13,199,557	$(2,711,892)

See accompanying notes to financial statements.	8

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2007 (unaudited) and

September 30, 2006 (unaudited)

	9 months ended 9/30/07	9 months ended 9/30/06
Partners’ Capital at beginning of period	$100,070,417	$108,221,418
Contributions	—	205,622
Net income	13,199,557	(2,711,892)
Withdrawals	(18,258,010)	(3,656,438)

Partners’ Capital at end of period	$95,011,964	$102,058,710

Per unit data	09/30/07	09/30/06
Net asset value	$213.32	$185.22

Units outstanding	445,401	551,025

See accompanying notes to financial statements.	9

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Nine Months Ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)

Per Unit Performance

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Net asset value per unit at the beginning of the period	$193.59	$202.09	$185.26	$190.33
Income
Net Trading Gains (Losses)	19.02	(16.03)	26.64	(4.84)
Investment
Investment Income	2.00	0.67	4.96	3.69

Expenses	(1.29)	(1.51)	(3.54)	(3.96)

Net investment income (loss)	0.71	(0.84)	1.42	(0.27)

Net income (loss) per Unit	19.73	(16.87)	28.06	(5.11)

Net Asset Value per unit at the end of the period	$213.32	$185.22	$213.32	$185.22

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.35%	(0.43)%	0.74%	(0.14)%
Ratio of Expenses to Average Partners’ Capital	0.64%	0.77%	1.85%	2.01%
Total Return	10.19%	(8.35)%	15.15%	(2.69)%

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois limited partnership that was established in May 2000. The Partnership trades a portfolio of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase forward contracts in the “OTC” marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index (the “Index”) and positions are rebalanced monthly to maintain adherence to the Index. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2. Agreements and Related Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner. The General Partner is responsible for implementing the Partnerships Index tracking investment program.

Prior to November 1, 2005, the Partnership paid a monthly management fee to the General Partner equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum).

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, the General Partner reduced its management fee to a 0.8% per annum rate. Effective January 1, 2007, the Partnership commenced tracking the Index at a 90% level and, accordingly, the General Partner began charging its management fee at 90% of the full per annum rate. Beginning September 1, 2007, the Partnership commenced trading at a 95% level and, accordingly, the General Partner began charging its management fee at 95% of the full per annum rate.

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner through common management, receives a share of selling fees when units are sold by its registered brokers. Effective April 1, 2005, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the General Partner, most of which is paid to soliciting broker-dealers for ongoing investor services.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner, through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 9/30/2007	3 months ended 9/30/2006	9 months ended 9/30/2007	9 months ended 9/30/2006
Management fees – General Partner	209,595	223,635	639,703	669,988
Selling fees – Uhlmann	—	—	—	—

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At September 30, 2007, the Partnership was not accepting contributions from new or existing investors.

As of September 30, 2007 and December 31, 2006, the General Partner has a capital balance of $1,395,961 and $1,212,327, respectively, in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously, limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets, Ltd. (“Refco Capital Markets”) (See Note 5), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements will be the Limited Partners’ pro rata share of approximately 92% of the Partnership’s total assets, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 5, as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 5.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Concentration of Credit Risk-The Partnership clears all of its trades through one clearing broker. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to the risk of loss. This risk depends on the creditworthiness of the counterparties to these transactions.

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

Note 5. Litigation Proceedings and Loss Contingency

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures commission merchant, and, accordingly, transferred a substantial portion of its assets. Additionally, the Partnership entered into over-the-counter transactions related to its trading to replicate component positions of the Index through Refco Capital Markets, a large derivatives dealer affiliated with Refco LLC. The Partnership did not, however, authorize the transfer of any of its securities to Refco Capital Markets.

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

As of September 30, 2007 a substantial portion of the Partnership’s assets, consisting of cash in the amount of $9,760,963, is under bankruptcy court protection or is being sought through litigation by the Litigation Trust described below.

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 88.7% (formerly the Partnership expected to receive only 85% but subsequent information has pushed the expected recovery to 88.7%) of the value of their securities claims. On or about December 27, 2006, approximately 53% of the value of those claims was distributed, and the Partnership received, $39,826,553, its pro rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions in January 2007. On or about March 29, 2007, an additional distribution of approximately 8% of the value of those claims was made, and the Partnership received $6,697,856, its pro-rata share of that distribution, and has allocated it among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On or about June 7, 2007 and June 28, 2007, additional distributions of approximately 3.48% and 11.98% of the value of those claims were made, and the Partnership received $2,636,122 and $9,069,630, its pro-rata share, respectively, of each distribution, and has allocated such sum among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. On September 18, 2007 and September 19, 2007, the Partnership received cash distributions totaling $1,322,919 and has allocated such sums among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Beeland Management anticipates that of the remaining 13.12% of the value of its settled claims, 9.81% will be distributed during the fourth quarter of 2007 or the first quarter of 2008, however, due to the fact that certain assets still held by Refco Capital Markets are earning interest and that other assets have yet to be finally valued and liquidated, it is not possible for the General Partner to determine at this time whether the final distribution(s) from Refco Capital Markets will be greater than or less than 13.12% of the value of such claims. Also under the plan of reorganization, the Partnership will participate in recoveries from the Refco Capital Markets Litigation Trust formed to bring claims against third parties in the name of Refco Capital Markets. On the basis of discussions held with the trustee overseeing the Litigation Trust, the General Partner believes that the Litigation Trust has viable meritorious claims against third parties and that there will be additional recoveries for the Partnership.

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

At September 30, 2007, approximately $9,760,963 of Partnership assets involved in the Refco Capital Markets bankruptcy (approximately 13% of the value of the Partnership’s claims against Refco Capital Markets) has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. At December 31, 2006, the Partnership wrote down (and removed from the Partnership’s books as an asset) $1,203,241 in interest income attributable to Partnership assets held at Refco Capital Markets during the fourth quarter of 2005 and early 2006 ($387,652 and $815,589, respectively) pursuant to a determination of the Bankruptcy Court that such income was an asset of the Refco capital Markets bankruptcy estate for the benefit of all securities customers as well as the Partnership. Interest receivable on the Partnership’s Statement of Financial Condition at December 31, 2006 and interest income on the Partnership’s Statement of Operations for the year ended December 31, 2006 is net of the total amount of the write down.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at September 30, 2007, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to initiate new positions or close existing ones or may prevent it from having orders executed during monthly rebalancing to maintain adherence to the Index. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Partnership from effecting its monthly rebalancing in an orderly and timely manner and subject the Partnership to substantial losses, which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Partnership may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

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

As described herein, Refco Capital Markets has yet to distribute the remaining portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because Beeland Management currently does not have sufficient information to determine whether or not the Partnership will sustain any loss on its assets still involved in Refco Capital Markets bankruptcy matters (or the amount of any such loss), the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is currently continuing its operations tracking the Rogers International Commodity Index, at a 95% level and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters arising out of the Refco Capital Markets bankruptcy are finally resolved or Beeland Management otherwise has sufficient information to accurately value the Units. Such redemption proceeds will reflect any losses incurred due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

At September 30, 2006, the Partnership’s net assets were $102,058,710. Net income of $13,199,557 and withdrawals by Limited Partners of $18,258,010 during the nine month period ending September 30, 2007 resulted in Partnership net assets of $95,011,964 at September 30, 2007. These net asset figures include approximately $76.8 million and $9.7 million, respectively, of Partnership assets held at Refco Capital Markets or sought through litigation by the Litigation Trust, which may not be recovered in full by the Partnership and therefore are estimates only.

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net Revenues
Realized net trading gains (losses)	$4,579,317	$(10,563,582)	$8,754,105	$1,061,035
Unrealized trading gains (losses)	4,213,601	1,692,615	3,924,378	(3,410,654)
Interest income*	918,697	371,273	2,439,629	2,069,790
Commissions	(48,267)	(49,685)	(175,446)	(204,404)
Foreign exchange gain (losses)	(685)	(4,047)	(1,674)	(5,751)
Total Net Revenues	$9,662,663	$(8,553,426)	$14,940,992	$(489,984)

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Operating Expenses
Management fees	$209,595	$223,635	$639,703	$669,988
Administrative fees	384,397	617,896	1,101,732	1,551,920
Total Operating Expenses	$593,992	$841,531	$1,741,435	$2,221,908
Net Income (Loss)	$9,068,671	$(9,394,957)	$13,199,557	$(2,711,892)

*	Interest income for September 30, 2006 reflects approximately $815,589 of interest income that was written down as of December 31, 2006.

The Partnership’s net income is generally directly related to the performance of the Index, which the Partnership is designed to replicate. For the three months ended September 30, 2007 and 2006, Index performance was +11.47% and -8.91%, respectively. For the nine months ended September 30, 2007 and 2006, Index performance was +19.34% and -0.24%, respectively.

The Partnership trades pursuant to a series of rules which generate trading instructions which generally produce a return for the Partnership which reflects changes in the Index plus or minus 1.8% on an annual basis before fees and expenses applicable to the Partnership. During the three month and nine month period ending September 30, 2006, other than these adjustments made due to the unavailability of Partnership assets held at Refco Capital Markets there were no changes to the Partnership’s trading program that would result in a material deviation from expected “tracking error.” The Partnership traded at a reduced level of exposure to the Index, 80%, and commencing on or about January 1, 2007, increased its exposure from 80% to 90% and, commencing on September 1, 2007, from 90% to 95%.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2007 and December 31, 2006.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2007. Percent of Net Assets figures shown below for 2007 are based in part on Partnership assets held at Refco Capital Markets or sought through Litigation by the Litigation Trust and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,330,728	1.40%
Metals	$1,269,527	1.34%
Energy	$1,852,504	1.95%
TOTAL:	$4,452,759	4.69%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2006. Percent of Net Assets figures shown below for 2006 are based in part on Partnership assets held at Refco Capital Markets [or sought through Litigation by the Litigation Trust] and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,269,264	1.27%
Metals	$1,512,509	1.51%
Energy	$2,095,131	2.09%
TOTAL:	$4,876,904	4.87%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as potentially in excess of the capitalization of the Partnership, although the Partnership generally is not leveraged in that it takes or maintains positions, upon each rebalancing, approximately equal to its capitalization. The magnitude of the Partnership’s open positions could create a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this “risk of ruin.”

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

The Partnership has substantial exposure to loss due to the bankruptcy of Refco Capital Markets as a significant portion of the settlement proceeds due the Partnership have not been distributed and are currently held at Refco Capital Markets, although Beeland Management anticipates that a significant percentage of the settlement proceeds due the Partnership will be distributed during the fourth quarter of 2007 or in early 2008. Additionally, the Partnership is seeking, through participation in the Refco Capital Markets Litigation Trust, to recover the difference between the amount of Partnership assets initially involved in the Refco Capital Markets bankruptcy and the amount it receives from its settlements with Refco Capital Markets and Refco LLC. The Refco Capital Markets Litigation Trust has commenced several actions seeking damages in excess of $2 billion and other relief, and Beeland Management believes, on the basis of information received from the Trustee overseeing the Litigation Trust, that the Litigation Trust has viable meritorious claims against the defendant parties in these actions. However, there can be no assurance that any such litigation will be successful or that the Partnership will not incur a substantial loss of assets due to the Refco Capital Markets bankruptcy.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of September 30, 2007 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

Other than as described in Item 1 above, and elsewhere in this Report with respect to the bankruptcy of Refco Capital Markets, the Partnership is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. The Refco Capital Markets bankruptcy has limited the liquidity in the Partnership and has had an impact on investors’ ability to redeem their investments in full. The full extent of the impact of the Refco Capital Markets bankruptcy on the Partnership’s operations cannot be accurately assessed as of the date of the filing of this Report. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Partnership generally will use a small percentage of assets as margin, and otherwise does not leverage its market exposures, the Partnership does not believe that any increase in margin requirements, as proposed, will have a material effect on the Partnership’s operations.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Because the Partnership is designed to replicate the composition of a commodity index, the General Partner adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the

Partnership. The General Partner might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, the General Partner has no discretion over the positions the Partnership maintains. Consequently, the General Partner does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The foregoing notwithstanding, beginning in November 2005, the Partnership began tracking the Rogers International Commodity Index at an 80% level to avoid or mitigate any over exposure to the Index as a result of possible outcomes of the Refco Capital Markets bankruptcy. Effective January 1, 2007, the Partnership began tracking the Index at a 90% level, and effective September 1, 2007, the Partnership began tracking the Index at a 95% level.

ITEM 4.	CONTROLS AND PROCEDURES

Beeland Management Company, L.L.C., the general partner of the Partnership, with the participation of the principal executive officer and principal financial officer of the General Partner, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the quarterly period for which this Report on Form 10-Q is being filed and, based on such evaluation, has concluded that these disclosure controls and procedures are effective. There have been no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could materially affect these controls subsequent to the date of their evaluation.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 88.7% (formerly the Partnership expected to receive only 85% but information has pushed the expected recovery to 88.7%) of the value of their securities claims. The Partnership has received the settlement distributions described above in Part I of this report.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the Circuit Court of Cook County, Illinois. Defendants also filed a motion to stay this matter in light of the Watkins case pending in the Southern District of New York. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. On June 1, 2007, plaintiffs filed a consolidated amended complaint in which the Watkins joined as plaintiffs and added additional breach of fiduciary duty allocations and related claims. A status hearing is scheduled for January 9, 2008.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2007:

Month:	Units Redeemed:	NAV per Unit ($):
July 30, 2007	12,980	$201.58
August 31, 2007	10,158	$196.32
September 30, 2007	7,677	$213.32

The Redemption Date Net Asset Values per Unit during the third quarter of 2007 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a portion of the Partnership’s assets, is under bankruptcy court protection, and the Partnership is otherwise seeking recoveries through participation in the Litigation Trust, it is unknown whether the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the third quarter of 2007 or until matters arising out of the Refco Capital Markets bankruptcy are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2007.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C. General Partner

By:	/s/Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)