Form 10-K
period 2007-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2008-04-01
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐

Non-accelerated filer  ☒    Smaller reporting company  ☐

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

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $245,405,200, and a total of 677,673.54 of Units have been sold to the public as of December 31, 2007, although Units are not currently being offered by the Partnership.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of December 31, 2007, approximately 90.15% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $67,843,359, its pro rata share of the distributions, and has allocated them among all partners in the Partnership, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and received, $6,227,819, in proceeds from that settlement, equal to approximately 8% of the value of the Partnership’s securities claims against Refco Capital Markets. Such proceeds were allocated among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions.

Beeland Management anticipates that the remaining 1.3% of the Partnership assets involved in the Refco Capital Market Bankruptcy will be received from Refco Capital Markets Bankruptcy distributions and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material, and, accordingly, the information provided herein is an estimate only.

At December 31, 2007, approximately $1,280,181 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. Because final recoveries from the Global Settlement and Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on its bankruptcy involved assets or what the amount of any such loss will be. Accordingly, the financial information as of December 31, 2007, 2006, and 2005 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. Previously, the Partnership was continuing its operations, by tracking the Index, at an 80% level during 2006, at a 90% level beginning January 1, 2007, at a 95% level beginning September 1, 2007, and effective January 1, 2008, the Partnership resumed tracking the Index at 100%.

Notwithstanding the Partnership’s inability to [determine final values for all of its assets], limited partners in the Partnership may redeem their investments through a monthly special redemption at which point they will no longer participate in gains and losses of the Partnership due to market movements of the Index but will not be shielded from any losses and expenses of Refco Capital Markets’ bankruptcy. Limited partners that take advantage of the special redemption process will be able to receive their pro-rata portion of the Partnership’s cash that is not impacted by the Refco Capital Markets’ bankruptcy. Once matters arising out of the Refco Capital Markets bankruptcy are finally resolved, including the conclusion of actions initiated by the Refco Capital Markets Litigation Trust, or Beeland Management otherwise has sufficient information, Beeland Management will determine a net asset value for the Partnership as of each special redemption date which reflects the losses, if any, due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets whether such losses or expenses were incurred before or after the effective date of a special redemption.

(b) Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information (estimated, unaudited for 2007, 2006, and 2005) regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions which comprise the Rogers International Commodity Index ®. The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of Units and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2007, the Partnership was not offering its Units for sale.

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

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all limited partner capital accounts at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all limited partner capital accounts at the close of each month (1.75% per annum). During 2006, the Partnership was trading at an 80% level, and the management fee was charged at a 0.8% per annum rate. At January 1, 2007, the Partnership increased its trading level to 90% and accordingly increased the management fee charged to a 0.90% per annum rate. On September 1, 2007, the Partnership increased its trading level to 95% and accordingly increased the management fee charged to a 0.95% per annum rate. Effective January 1, 2008, the Partnership increased its trading level to 100% and accordingly increased the management fee charged to a 1.00% per annum rate.

The Partnership pays the costs of executing and clearing its trades, its administrative expenses, compensation due to its selling agents, and any extraordinary expenses which it may incur.

MF Global Inc. acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc. acts as introducing broker for the Partnership.

The Partnership is open-ended and may offer Units at the net asset value as of the first day of each month, although it was not doing so as of December 31, 2007. Unitholders normally may be redeemed upon 10 business days’ written notice to the Partnership’s administrator and subscription and redemption agent, Fund Dynamics. However, until matters arising out of the Refco Capital Markets bankruptcy are resolved, units may be redeemed upon 6 business days’ written notice to the general partner, Beeland Management Company, LLC, in connection with a special redemption (whereby redemption proceeds are currently available only in part).

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as Beeland Management, and commodity brokers or futures commission merchants and introducing brokers, such as MF Global and The Price Group to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of Beeland Management as a commodity pool operator or a commodity trading advisor were terminated or suspended, Beeland Management would be unable to continue to manage the business of the Partnership. Should Beeland Management’s registration be suspended, termination of the Partnership might result.

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

You may lose a substantial amount of your investment if futures prices, which are highly unpredictable and volatile, do not increase.

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

The bankruptcy of Refco Capital Markets, Ltd. may have a negative impact on the Partnership.

Final distributions from Refco Capital Markets have yet to be determined and no recoveries from the Refco Capital Markets Litigation Trust seeking recoveries in the name of Refco Capital Markets for the benefit of the Partnership and others from third parties have yet to be realized. Accordingly, there can be no assurance that the Partnership will not incur a loss of assets due to the bankruptcy of Refco Capital Markets.

The Rogers International Commodity Index is likely to be volatile and could suffer from periods of prolonged decline in value.

The Rogers International Commodity Index, upon which the Partnership’s trading will be based, is likely to be volatile and could suffer from periods of prolonged decline in value. The Index is comprised of 36 different commodities. At any time, the price of any component commodity of the Index may be affected by various factors, such as the weather or world political or economic events. The Partnership’s success depends on the increasing price of the raw materials represented by the Index. Investors will receive a positive return on investment only if the price of raw materials increases at a rate that exceeds the management, subscription and other fees involved. Given the highly unpredictable and volatile nature of futures prices, the price movements of the raw materials comprising the Index should be viewed over a longer period of time. Beeland Management believes that investors should view their investments as at least a two-year commitment.

Because the Rogers International Commodity Index is highly concentrated in energy oriented raw materials, prolonged decline in value in those commodities would have a negative impact on the Partnership’s performance.

Approximately 44% of the component commodities on the Rogers International Commodity Index are energy oriented, including 21% in crude oil and 14% in brent oil. Accordingly, a decline in value in such raw materials would adversely affect the performance of the Partnership. Technological advances or the discovery of new oil reserves could lead to increases in worldwide production of oil and corresponding decreases in the price of crude oil. In addition, further development and commercial exploitation of alternative energy sources, including solar, wind or geothermal energy, could lessen the demand for crude oil products and result in lower prices. Absent amendment of the Index to lessen or eliminate the concentration of existing energy contracts in the Index or to broaden the Index to account for such developments, the Index and the value of the Partnership could decline.

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

Price Futures Group is the introducing broker which introduces trades to MF Global and as such receives a portion of the commissions. The fees and commissions and other terms applicable to the general partner’s business dealings with the Partnership were not negotiated on an arms-length basis. Accordingly, we cannot assure you that the terms are as favorable to the Partnership as could have been obtained from others.

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

Substantial restrictions and conditions are also imposed upon the redemption of units. Limited Partners may only redeem units as of the end of each month after furnishing Beeland Management with 10 days prior written notice of the limited partner’s desire to redeem units, although currently, redemption proceeds are available only in part. Currently, as the Partnership is undergoing a special redemption process, the Partnership requires written notice to be received 6 business days prior to month end to redeem units to achieve the valuation per that month end.

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

Beeland Management and its members and their affiliates may purchase units for their own account. There is no limit on the number of units that Beeland Management is permitted to purchase. In the event that Beeland Management purchases any units, it will pay for such units out of its assets, and will not use any of the offering proceeds to purchase units. Any purchase of units by Beeland Management or its members or their affiliates should not be relied upon as an indication of the merits of this offering.

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

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims, however, as of December 31, 2007, the Partnership has received approximately 90% of the value of their securities claims. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the securities settlement with Refco Capital Markets alone.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief. Following several status hearings, the Court set a date of April 2, 2007 for plaintiffs to file any further amendments to their complaint, and May 15, 2007 for defendants to respond to the amended complaint. This matter is currently stayed pending the resolution of personal jurisdiction issues in the Lane case discussed below.

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the

Circuit Court of Cook County, Illinois. Defendants also filed a motion to stay this matter in light of the Watkins case pending in the Southern District of New York. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. This personal jurisdiction dispute between plaintiffs and defendant Rogers is still ongoing. On June 1, 2007, plaintiffs filed a Consolidated Amended Derivative and Class Action Complaint (“Amended Complaint”). The Amended Complaint adds Connie M. Watkins and John V. Watkins as plaintiffs. Plaintiffs have been granted leave to further amend their complaint by April 1, 2008. The court also entered a briefing schedule with respect to any motions to dismiss their Second Amended Complaint, which shall be completed by July 21, 2008. A status hearing is set in this matter on July 28, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the Units, and none is likely to develop. Units normally may be redeemed upon 10 days written notice to the Partnership’s administrator and subscription and redemption agent, Fund Dynamics, Inc., 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604. Until matters arising out of the Refco Capital Markets bankruptcy are finally resolved, or Beeland Management otherwise has sufficient information to accurately value the Units, Units may be redeemed pursuant to the Partnership’s special redemption upon 6 business days’ written notice to Beeland Management at 141 W. Jackson Blvd., Suite 1340A, Chicago, Illinois 60606, fax (312) 264-4303 or (877) 423-3526. Currently, redemption proceeds will be paid only in part.

(b) Holders. There were approximately 2,384 Limited Partners at December 31, 2007.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2005, 2006 or 2007.

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

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2007:

Month	Units Redeemed	Estimated Redemption Date NAV per Unit
October 31, 2007	8,419.34	225.50
November 30, 2007	5,511.21	220.28
December 31, 2007	5,157.52	230.21

Total	19,088.07

The Redemption Date Net Asset Values per Unit during the fourth quarter of 2007 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because it is currently unknown whether the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss, it is not possible to provide final Partnership Net Asset Value information for the fourth quarter of 2007 or until matters arising out of the Refco Capital Markets bankruptcy are finally resolved, or Beeland Management otherwise has sufficient information to accurately value the Units. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data for the periods ended December 31, 2007, 2006, and 2005 is estimated only and has not been audited. “Total assets” for 2005, 2006, and 2007 include assets, and for 2005, “Trading Gains and Losses,” “Net income (loss)” and “Net income (loss) per unit” include assets involved in the Refco Capital Markets bankruptcy which may not be recoverable by the Partnership in full. As of December 31, 2007, approximately $1,280,181 have yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein. These amounts have not been reduced or otherwise adjusted to reflect any possible impact of Refco Capital Markets’ bankruptcy on the Partnership’s financial position, although figures for 2006 reflect a write down of interest income attributable to Partnership assets determined by the Bankruptcy Court to be assets of Refco Capital Markets’ Bankruptcy estate for the benefit of all securities customers as well as the Partnership. The Selected Financial Data for the years ended December 31, 2004 and 2003 is taken from the audited financial statements of the Partnership.

	December 31, 2007 Unaudited	December 31, 2006 Unaudited	December 31, 2005 Unaudited	December 31, 2004 Audited	December 31, 2003 Audited
Trading gains and losses	$23,017,013	$276,316	$10,430,200	$2,616,463	$2,056,093

Total expenses	$2,389,537	$2,907,247	$1,759,196	$896,849	$267,777

Net income (loss)	$20,627,476	$(2,630,931)	$8,671,004	$1,719,614	$1,788,316

Net income (loss) per unit	$44.95	$(5.07)	$27.04	$20.91	$27.82
Total units outstanding	426,313	540,172	568,605	169,135	59,806

Total assets	100,640,234	107,498,468	$114,247,119	$29,737,367	$14,239,347
Total obligations	2,500,205	7,428,051	$6,025,701	$2,118,451	$5,724,341

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at December 31, 2007, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As described herein, Refco Capital Markets, Ltd. has yet to distribute a portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because Beeland Management currently does not have sufficient information to determine whether or not the Partnership will sustain any loss on its assets still involved in Refco Capital Markets bankruptcy matters (or the amount of any such loss), the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is continuing its operations tracking the Rogers International Commodity Index, at an 80% level during 2006, effective January 1, 2007, at a 90% level, effective September 1, 2007, at a 95% level, and effective January 1, 2008, at a 100% level and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once matters arising out of the Refco Capital Markets bankruptcy are finally resolved or Beeland Management otherwise has sufficient information to accurately value the Units. Such redemption proceeds will reflect any losses incurred due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 90% to 100% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors for 2007. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Annual Report.

At December 31, 2007, 2006, and 2005, the Partnership’s net assets were $98,140,029, $100,070,417, and $108,221,418, respectively. As of December 31, 2007, approximately $1,280,181 of the fund’s assets have yet to be, recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the

Partnership in connection with the settlement with Refco Capital Markets. The net assets figure for 2007, 2006, and 2005 also includes the amount of the difference between the Partnership’s claim against Refco Capital Markets and the amounts received, and expected to be received, from settlements with Refco Capital Markets and Refco LLC, which amount the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust and which may not be recovered in full by the Partnership and therefore is an estimate only. The net assets figure for 2006 and 2005 includes approximately $29 million and $76 million of Partnership assets held at Refco Capital Markets as of December 31, 2006 and 2005, respectively.

Net Revenues	2007	2006	2005
Realized net trading gain*	19,105,827	1,932,317	5,009,503
Unrealized trading gain (loss)	596,066	(2,628,921)	3,676,213
Interest income**	3,537,360	1,240,497	2,122,859
Foreign exchange gain (loss)	(1,644)	(2,563)	(25,680)

Total Net Revenues	23,237,609	541,330	$10,782,895

Operating Expenses	2007	2006	2005
Brokerage commissions	220,596	265,014	352,695
Management fees	868,174	876,149	727,425
Administrative fees	1,521,363	2,031,098	1,031,771

Total Operating Expenses	2,610,133	3,172,261	$2,111,891

*	Realized net trading gain for 2005 includes $317,350 held at Refco Capital Markets which may not be recovered in full by the Partnership
**	Interest income for 2005 includes $493,969 of interest receivable on assets held by Refco Capital Markets which may not be realized in full by the Partnership, $387,653 of which was written down in 2006 (and removed from the Partnership’s books as an asset) pursuant to a determination by the Bankruptcy Court that interest earned on certain assets held at Refco Capital Markets would be for the benefit of all securities customers, as well as, the Partnership.

2007

2007 proved to be one of the best years for performance in the Fund’s history as the Fund returned approximately 24.26%. Most of the gains were realized beginning after May of 2007. Through May, the Fund was up only 2.03%. From June through December, the Fund returned 21.79%; September was the month with the best performance, returning approximately 8.66%.

The Fund allocates to three sectors of the marketplace: agriculture, energy and metals. During 2007, all sectors had positive returns, although energy, with a return of 14.76% on average assets, far outpaced both agriculture and metals with returns of 4.74% and 0.89%, respectively.

Brent and crude oil were the fund’s top grossing investments for 2007 with gross returns exceeding $12.2 million dollars. Wheat also saw its price rise in 2007 which yielded over $2.9 million dollars for the Partnership. Also performing well were soybeans and RBOB gasoline, each with approximately $1.2 million dollars of gross returns.

By factoring the gross returns by the amounts allocated to any one commodity one can compare the constituent commodities performance. For 2007, wheat was the Fund’s top performer with a return of approximately 43.84% on average assets. Also returning slightly more than 43% for the year were lead and soybeans.

The Fund is designed to track the Rogers International Commodity Index, or RICI©. The RICI tracks 36 different commodities within the sectors of agriculture, energy and metal. Due to concerns related to the funds encumbered by the Refco bankruptcy, the Fund reduced its application of net assets to the RICI© by 10% from January 2007 through August 2007, then by 5% from September 2007 through December 2007. Due to this reduced application, as well as expenses incurred throughout the year, the Fund returned 24.26% for 2007 while the RICI© returned 30.01%. The Fund began tracking the RICI to 100% of its net assets beginning January 1, 2008.

The Fund is currently closed to new investment, thus there were subscriptions totaling $0 for 2007. The total value of redemptions processed by the Fund in 2007 was $22,557,864.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in Item 8 of this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at December 31, 2007.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The followings tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2007 and 2006, respectively. Percent of Net Asset figures for 2006 and 2007 shown below are based in part on settlement proceeds due the Partnership but not yet distributed by Refco Capital Markets as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust and, accordingly, are estimates only. It is currently unknown whether or not the Partnership will sustain a loss on its assets involved in the Refco Capital Markets bankruptcy or the amount of any such loss.

2007

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,305,891	1.33%
Metals	$1,460,030	1.49%
Energy	$2,180,177	2.22%

TOTAL:	$4,946,098	5.04%

2006

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,269,264	1.27%
Metals	$1,512,509	1.51%
Energy	$2,095,131	2.09%

TOTAL:	$4,876,904	4.87%

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

The Partnership has exposure to loss due to the bankruptcy of Refco Capital Markets as the final distributions of settlement proceeds from Refco Capital Markets has not been determined. Additionally, the Partnership is seeking, through participation in the Refco Capital Markets Litigation Trust, to recover the difference between the amount of Partnership assets initially involved in the Refco Capital Markets bankruptcy and the amount it receives from its settlements with Refco Capital Markets and Refco LLC. The Refco Capital Markets Litigation Trust has brought claims against third parties seeking in excess of $2 billion in recoveries, and Beeland Management believes, on the basis of information received from the Trustee overseeing the Litigation Trust, that the Litigation Trust has viable meritorious claims against such third parties; however, there can be no assurance that litigation pursued by the Litigation Trust will be successful or that the Partnership will not incur a loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2007 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Because the Partnership is designed to replicate the composition of a commodity index, Beeland Management adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. Beeland Management might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, Beeland Management has no discretion over the positions the Partnership maintains. Consequently, Beeland Management does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques. The foregoing notwithstanding, beginning in November 2005, the Partnership began tracking the Rogers International Commodity Index at an 80% level to avoid or mitigate any over exposure to the Index as a result of possible outcomes of the Refco Capital Markets bankruptcy. On January 1, 2007, the Partnership began tracking the Index at a 90% level. Effective September 1, 2007, the Partnership began tracking the Index at a 95% level, and on January 1, 2008, the Partnership resumed tracking the Index at a 100% level.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements

At December 31, 2006, approximately $29,660,976 of Partnership assets involved in the Refco Capital Markets bankruptcy had yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

At December 31, 2007, approximately $1,280,181 of Partnership assets involved in the Refco Capital Markets bankruptcy has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

Because the recoveries from Refco Capital Markets Litigation Trust have yet to be realized and the final distribution from the Refco Capital Markets bankruptcy has yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on its assets due to the Refco Capital Markets bankruptcy or what the amount of any such loss will be. Accordingly, the financial information as of December 31, 2007, 2006, and 2005 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. As of December 31, 2007, approximately 90.15% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $67,843,359, its pro rata share of the distributions, and has allocated them among all partners in the Partnership on a pro-rata basis, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

The 2005, 2006, and 2007 financial information set forth herein is estimated and unaudited. No subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to Refco Capital Markets’ bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

Page
Financial Statements

Statements of Financial Condition as of December 31, 2007 (unaudited) and December 31, 2006 (unaudited)	24

Schedule of Investments, December 31, 2007 (unaudited)	25-26

Schedule of Investments, December 31, 2006 (unaudited)	27

Statements of Operations for the Years Ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005 (unaudited)	28

Statements of Changes in Partners’ Capital for the Years Ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005 (unaudited)	29

Notes to Financial Statements (unaudited)	30-35

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 (unaudited) and 2006 (unaudited)

	2007	2006
	(unaudited)	(unaudited)
ASSETS
Cash at bank	$2,767,954	$1,693,563
Cash at brokers	10,919,674	72,443,215
Investment in US Government Sponsored Institutions	84,898,031	31,880,160
Unrealized net trading gains on open futures contracts	1,148,706	982,420
Interest receivable	905,869	499,110
Other	—	—

Total Assets	$100,640,234	$107,498,468

LIABILITIES

Commissions payable	$11,874	$—
Accrued management fees – General Partner	153,253	69,969
Administrative fees payable	406,155	308,890
Redemptions payable	1,928,923	7,049,192

Total Liabilities	2,500,205	7,428,051

PARTNERS’ CAPITAL

Partners’ Capital	98,140,029	100,070,417

Total Liabilities and Partners’ Capital	$100,640,234	$107,498,468

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2007 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost - $84,487,435)

US Treasury Notes Series R due 1/31/2008 at 4.375% principal amount $1,500,000	1,501,635	1.53
US Treasury Notes Series D due 11/15/2008 at 4.750% principal amount $3,000,000	3,003,750	3.06
US Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	5,001,550	5.10
US Federal Mortgage Notes due 2/8/2008 at 4.625%, principal amount $1,000,000	1,000,000	1.02
US Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,993,750	5.09
US Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $9,000,000	8,966,250	9.14
US Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,490,625	7.63
US Federal Mortgage Notes due 6/03/2008 at 4.300%, principal amount $2,000,000	1,997,500	2.04
US Federal Mortgage Notes due 6/15/2008 at 5.250%, principal amount $2,500,000	2,508,600	2.56
US Federal Mortgage Notes due 6/25/2008 at 5.250%, principal amount $7,500,000	7,528,125	7.67
US Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	993,440	1.01
US Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,426,048	6.55
US Federal Mortgage Notes due 9/16/2008 at 5.000%, principal amount $3,300,000	3,316,500	3.38
US Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	5,015,650	5.11
US Federal Mortgage Notes due 10/28/2008 At 5.300%, principal amount $3,000,000	3,027,060	3.08
US Federal Mortgage Notes due 12/10/2008 At 4.300%, principal amount $4,000,000	4,002,520	4.08
US Federal Mortgage Notes due 2/17/2009 At 4.875%, principal amount $2,000,000	2,020,620	2.06
US Federal Mortgage Notes due 3/15/2009 At 5.750%, principal amount $6,000,000	6,131,280	6.25
US Federal Mortgage Notes due 5/15/2009 At 4.250%, principal amount $6,000,000	6,043,140	6.16
US Federal Mortgage Notes due 7/13/2009 At 5.125%, principal amount $2,000,000	2,044,380	2.08
Other	1,865,608	1.90

	$84,898,031	86.51%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (95.89% US based)
Energy	100	$1,011,288	1.03%
Metals	364	957,330	0.98
Agricultural	191	2,075,677	2.12

	655	$4,044,295	4.12%

Unrealized losses (99.99% US based)
Energy	135	$85,081	0.09%
Metals	516	2,702,201	2.75
Agricultural	213	108,307	0.11

	864	$2,895,589	2.95%

Unrealized net trading gains on open futures contracts		$1,148,706

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005 (unaudited)

	2007	2006	2005
	(unaudited)	(unaudited)	(unaudited)
Trading gains (losses):
Realized net trading gains – commodities	$19,099,834	$1,960,822	$5,089,280
Realized losses on securities	5,992	(28,505)	(79,777)
Change in unrealized net trading gains (losses) – commodities	166,286	(2,217,395)	3,223,164
Change in unrealized gains (losses) on securities	429,780	(411,526)	453,049
Foreign exchange gains (losses)	(1,644)	(2,563)	(25,680)
Commissions	(220,596)	(265,014)	(352,695)

Net gains (losses) from trading activities	19,479,653	(964,181)	8,307,341

Investment income:
Interest income – US Government obligations	485,970	598,902	1,409,990
Interest income – Other	3,051,390	641,595	712,869

	3,537,360	1,240,497	2,122,859

Expenses:
Management fees – General Partner	868,174	876,149	727,425
Administrative fees	1,521,363	2,031,098	1,031,771

	2,389,537	2,907,247	1,759,196

Net investment income (loss)	1,147,823	(1,666,750)	363,663

Net income (loss)	$20,627,476	$(2,630,931)	$8,671,004

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2007 (unaudited), 2006 (unaudited) and 2005 (unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital, January 1, 2005	$27,594,092	$24,824	$27,618,916
Contributions	81,182,943	1,177,132	82,360,075
Net income	8,627,445	43,559	8,671,004
Withdrawals	(10,428,577)	—	(10,428,577)

Partners’ Capital, December 31, 2005	$106,975,903	$1,245,515	$108,221,418
Contributions	254,514		254,514
Net income	(2,597,743)	(33,188)	(2,630,931)
Withdrawals	(5,774,584)		(5,774,584)

Partners’ Capital, December 31, 2006	$98,858,090	$1,212,327	$100,070,417
Contributions	—	—	—
Net income	20,342,943	284,533	20,627,476
Withdrawals	(22,043,658)	(514,206)	(22,557,864)
Partners’ Capital, December 31, 2007	97,157,375	982,654	98,140,029
Per unit data	12/31/2007	12/31/2006	12/31/2005

Net asset value	$230.21	$185.26	$190.33
Units outstanding	426,313	540,172	568,605

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007 - Unaudited

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio primarily of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase contracts in the over the counter marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index ® (the “Index”) and positions are rebalanced monthly to maintain the Index’s relative weightings. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

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

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, Beeland Management reduced its management fee to a 0.8% per annum rate. January 1, 2007, the Partnership began tracking the Index at a 90% level, and, accordingly, increased its management fee to a 0.9% per annum rate. On September 1, 2007, the Partnership began tracking the Index at a 95%, and, accordingly, increased its management fee to a 0.95% per annum rate. Effective January 1, 2008, the Partnership resumed tracking the Index at a 100% level, and accordingly, increase its management fee to a 1.00% per annum rate.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31, 2007, 2006 and 2005
	2007	2006	2005
Management fees – General Partner	868,174	876,149	727,425
Advisory fees – Hart	—	—	42,023
Selling fees – Uhlmann	—	—	2,376,346

Note 3. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At December 31, 2007, the Partnership was not accepting contributions from new or existing investors.

As of December 31, 2007, the General Partner has a capital balance of $982,654 in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 6), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that initial disbursements made to redeeming Limited Partners are approximately 99% of their statement value at the date of redemption. Redemption values are based on total assets of the Partnership, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 6, as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 6.

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

Note 5. Financial Highlights:

Financial highlights for the years ended December 31, 2007, 2006, and 2005 are as follows:

Per Unit Performance

	Year ended 12/31/2007	Year ended 12/31/2006	Year ended 12/31/2005
Net asset Value per unit at the beginning of the period	$185.26	$190.33	$163.29
Income
Net Trading Gains (Losses)	40.75	(1.73)	26.15
Investment Income
Interest Income	7.40	2.23	5.21

Expenses
Operating Expenses	(3.20)	(5.57)	(4.32)

Total Expenses	(3.20)	(5.57)	(4.32)

Net investment income (loss)	4.20	(3.34)	(0.89)

Net gain (loss) per Unit	44.95	(5.07)	27.04

Net Asset Value at the end of the period	$230.21	$185.26	$190.33

	Year ended 12/31/2007	Year ended 12/31/2006	Year ended 12/31/2005
Ratio of Net Investment income (Loss) to Average Partners’ Capital	1.21%	(1.53)%	0.49%

Ratio of Expenses to Average Partners’ Capital	2.52%	2.67%	2.36%

Total Return	24.26%	(2.66)%	16.55%

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

$76,218,994

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of December 31, 2007, approximately 90.15% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $67,843,359, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

At December 31, 2007, approximately $1,280,181 Partnership assets involved in the Refco Capital Markets bankruptcy (approximately 1.92% of the value of the Partnership’s claims against Refco Capital Markets) has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above. At December 31, 2006, the Partnership wrote down (and removed from the Partnership’s books as an asset) $1,203,241 in interest income attributable to Partnership assets held at Refco Capital Markets during the fourth quarter of 2005 and early 2006 ($387,652 and $815,589, respectively) pursuant to a determination of the Bankruptcy Court that such income was an asset of the Refco capital Markets bankruptcy estate for the benefit of all securities customers as well as the Partnership.

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

2. Supplementary Data

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2007 and 2006. This information has not been audited.

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Net realized and unrealized gains (losses)	$6,978,289	$8,743,966	$2,312,434	$1,444,964
Interest income	1,097,732	918,697	796,173	724,758
Expenses	648,102	593,992	571,736	575,707
Net income (loss)	7,427,919	9,068,671	2,536,871	1,594,015
Net income (loss) per unit	16.89	19.73	4.19	3.14

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Net realized and unrealized gains (losses)	$1,590,593	$(8,924,699)	$3,729,950	$639,975
Interest income*	(829,293)	371,273	421,239	1,277,278
Expenses	685,339	841,531	660,047	720,330
Net income (loss)	75,961	(9,394,957)	3,491,142	3,196,923
Net income (loss) per unit	0.04	(16.87)	6.19	5.57

*	Interest income for the fourth quarter of 2006 reflects a write down of interest accrued on Partnership assets, held at Refco Capital Markets, during 2005 and early 2006 determined by the Bankruptcy Court to be income of the Refco Capital Markets bankruptcy estate for the benefit of all creditors, including the Partnership. The amount has been removed as an asset from the books of the Partnership.

Quarterly financial information for all quarters of 2006 and 2007 is estimated only and does not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. It is currently unknown whether the Partnership will sustain a loss on its unrecovered assets that remains involved in the Refco Capital Markets bankruptcy or the amount of any such loss. Consequently, it is not possible to provide final financial information for each fiscal quarter of 2006 and 2007 until matters arising out of the Refco Capital Markets are finally resolved or the General Partner otherwise has sufficient information to value accurately the Partnership’s assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the fiscal year for which this Annual Report on Form 10-K is being filed and have concluded that the Partnership has effective disclosure controls and procedures (except as described below) to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this annual report is being prepared. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s General Partner, Beeland Management Company, including our Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, our Chief Financial Officer has concluded that these disclosure controls and procedures were not effective as of December 31, 2007. The basis for this determination was that, as discussed below, we have identified a material weakness in our internal control over partner activity, expenses, and financial reporting, which we view as an integral parts of our disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, a material weakness in our internal control over partner activity, expenses, and financial reporting has been identified.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on at timely basis.

The General Partner has identified the following material weakness: The infrastructure of personnel responsible for the daily administration is limited and does not allow for segregation of key duties. This material weakness is pervasive across all operations of the Fund. However, this control deficiency has not caused any adjustment to the financial statements.

There were no changes to internal control or financial reporting procedures during the fourth quarter that have materially effected, or are reasonably likely to affect, internal control over financial reporting. However, as discussed above, the General Partner has identified a material weakness in internal control procedures that could impact financial reporting. While management is actively taking steps to address all internal control procedures, as of the date of this report the General Partner has not hired any additional personnel. The General Partner has, however, engaged consultants to assist in the identification and design of effective internal controls provided General Partner employees educational materials to assist with their understanding of effective internal controls and is developing procedures to better document employee review and controls for third parties to test the existence of controls.

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

The principals and officers of Beeland Management are as follows:

Walter Thomas Price III, age 67, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 38, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January 2000, to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

James Beeland Rogers, Jr., age 64, has been the majority owner and a member of Beeland Management since inception in 1998. However, effective November 15, 2007, he transferred his interest in whole to his wife, Paige A. Parker. Mr. Rogers, a co-founder of the Quantum Fund in the 1970s, is the author of Adventure Capitalist (Random House, 2004), Investment Biker; On the Road with Jim Rogers (Random House, 1994) and Hot Commodities (Random House, 2005). He developed, compiled and owns the Index. Although Mr. Rogers’ career spans over 30 years, during the last five years he has been semi-retired and traveling extensively around the world. However, during that period, he has been a regular commentator and columnist in various media dealing with economy and finance matters and is an occasional Visiting Professor at Columbia University. Mr. Rogers is an investor who has been chronicled in John Train’s THE NEW MONEY MASTERS and Jack Schwager’s Market Wizards, as well as in Barons, Forbes, Fortune, The Financial Times and The Wall Street Journal.

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

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all Capital Accounts at the close of each month (1.75% per annum). In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to Beeland Management, most of which is paid to soliciting broker-dealers for ongoing investor services. As of November 1, 2006, the Partnership has commenced tracking the Index at an 80% level and, accordingly, Beeland Management has reduced its management fee to a 0.8% per annum rate. January 1, 2007, the Partnership began to track the Index at a 90% level, and accordingly, the management fee increased to a 0.9% per annum rate. On September 1, 2007, the Partnership began track the Index at a 95% level, and accordingly, the management fee increased to a 0.95% per annum rate. Effective January 1, 2008, the Partnership resumed tracking the Index at a 100% level, and accordingly, resumed charging the management fee at a 1.00% per annum rate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The Partnership knows of no person who owns beneficially more than 5% of the Units. All of the Partnership’s general partner interest is held by Beeland Management Company, L.L.C.

(b) Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company held approximately 4,269 Units in the Partnership as of December 31, 2007, representing approximately 1.00% of the Partnership’s outstanding Units as of December 31, 2007. Mr. Allen Goodman held approximately 64.5 Units in the Partnership indirectly through a trust of which his spouse is the primary beneficiary, representing approximately 0.015% of the Partnership’s outstanding Units as of December 31, 2007.

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

A summary of fees charged or received by related parties to the Partnership during 2007 is as follows:

Management fees – General Partner	$868,174
Advisory fees – Hart	—
Selling fees – Uhlmann	—

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P)) and RSM McGladrey, Inc. (RSM) has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2006 and 2007. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings.

2006	$125,900
2007	$70,000

(2)	Audit-Related Fees. None.

(3)	Tax Fees. RSM provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns. Tax fees for 2007 are to be billed by RSM. Tax Fees for 2006 were billed by RSM.

2007	$31,200
2006	$24,795

(4)	All Other Fees. None.

(5)	The Managing Members of Beeland Management pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits to be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2008.

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

Signature	Title with General Partner	Date

/s/Walter Thomas Price III	Managing Member	April 1, 2008
Walter Thomas Price III	(Principal Executive Officer)

/s/Allen D. Goodman	Managing Member	April 1, 2008
Allen D. Goodman	(Principal Financial and Accounting Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)