Form 10-Q
period 2008-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2008-08-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

At June 30, 2008, approximately $197,751 of the Partnership’s Refco Capital Markets bankruptcy claim has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of June 30, 2008, approximately 91.80% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,085,084 its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of June 30, 2008, the Partnership has recovered $204,694 in respect to its FX Claims, or approximately 44.57% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

2

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

The General Partner anticipates that the remaining 0.26% of the Partnership’s Refco Capital Market Bankruptcy claim will be received from Refco Capital Markets Bankruptcy distributions and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material, and, accordingly, the information provided herein is an estimate only.

Because final recoveries from the Global Settlement and the Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on its bankruptcy involved assets or what the amount of any such loss will be. Accordingly, the financial information as of June 30, 2008, December 31, 2007, and June 30, 2007 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

3

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited)

	6/30/2008 (unaudited)	12/31/2007 (unaudited)
ASSETS
Cash at bank	$74,382,996	$2,767,954
Cash at brokers	14,689,277	10,919,674
Investments in US Government obligations	25,638,248	84,898,031
Unrealized net trading gains on open futures contracts	4,110,278	1,148,706
Interest receivable	347,848	905,869

Total Assets	$119,168,647	$100,640,234

LIABILITIES
Commissions payable	$12,048	$11,874
Accrued management fees – General Partner	90,843	153,253
Administrative fees payable	466,030	406,155
Redemptions payable	2,080,468	1,928,923

Total Liabilities	2,649,389	2,500,205

PARTNERS’ CAPITAL
Partners’ Capital	116,519,258	98,140,029

Total Liabilities and Partners’ Capital	$119,168,647	$100,640,234

See accompanying notes to financial statements.	4

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2008 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions: (total cost - $25,618,237)

US Treasury Notes Series X due 7/31/2008 at 5.000% principal amount $1,500,000	2,005,000	1.72
US Treasury Notes Series D due 11/15/2008 at 4.750% principal amount $3,000,000	3,028,830	2.60
US Treasury Notes Series D due 1/15/2009 at 3.250% principal amount $3,00,000	3,019,920	2.59
US Treasury Notes Series W due 1/15/2009 at 4.750% principal amount $2,500,000	2,541,025	2.18
US Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,428,480	5.52
US Federal Mortgage Notes due 9/16/2008 at 5.000%, principal amount $3,300,000	3,316,500	2.85
US Federal Mortgage Notes due 9/24/2008 at 2.350%, principal amount $5,000,000	4,996,900	4.29
Other	301,593	0.26

	$25,638,248	22.01%

See accompanying notes to financial statements.	5

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2008 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (96.23% US based)
Energy	127	$1,549,003	1.33%
Metals	433	1,843,015	1.58
Agricultural	1040	3,428,599	2.94

	1,600	6,820,617	5.85%

Unrealized losses (99.55% US based)
Energy	233	90,141	0.08%
Metals	560	2,474,613	2.12
Agricultural	246	145,585	0.08

	1,039	$2,710,339	2.28%

Unrealized net trading gains on open futures contracts		$4,110,278

See accompanying notes to financial statements.	6

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2007 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions: (total cost - $84,487,435)

US Treasury Notes Series R due 1/31/2008 at 4.375% principal amount $1,500,000	1,501,635	1.53
US Treasury Notes Series D due 11/15/2008 at 4.750% principal amount $3,000,000	3,003,750	3.06
US Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	5,001,550	5.10
US Federal Mortgage Notes due 2/8/2008 at 4.625%, principal amount $1,000,000	1,000,000	1.02
US Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,993,750	5.09
US Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $9,000,000	8,966,250	9.14
US Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,490,625	7.63
US Federal Mortgage Notes due 6/03/2008 at 4.300%, principal amount $2,000,000	1,997,500	2.04
US Federal Mortgage Notes due 6/15/2008 at 5.250%, principal amount $2,500,000	2,508,600	2.56
US Federal Mortgage Notes due 6/25/2008 at 5.250%, principal amount $7,500,000	7,528,125	7.67
US Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	993,440	1.01
US Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,426,048	6.55
US Federal Mortgage Notes due 9/16/2008 at 5.000%, principal amount $3,300,000	3,316,500	3.38
US Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	5,015,650	5.11
US Federal Mortgage Notes due 10/28/2008 At 5.300%, principal amount $3,000,000	3,027,060	3.08
US Federal Mortgage Notes due 12/10/2008 At 4.300%, principal amount $4,000,000	4,002,520	4.08
US Federal Mortgage Notes due 2/17/2009 At 4.875%, principal amount $2,000,000	2,020,620	2.06
US Federal Mortgage Notes due 3/15/2009 At 5.750%, principal amount $6,000,000	6,131,280	6.25
US Federal Mortgage Notes due 5/15/2009 At 4.250%, principal amount $6,000,000	6,043,140	6.16
US Federal Mortgage Notes due 7/13/2009 At 5.125%, principal amount $2,000,000	2,044,380	2.08
Other	1,865,608	1.90

	$84,898,031	86.50%

See accompanying notes to financial statements.	7

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2007 (unaudited)

Open Futures Contracts:
	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (95.89% US based)
Energy	100	$1,011,288	1.03%
Metals	364	957,330	0.98
Agricultural	191	2,075,677	2.12

	655	$4,044,295	4.13%

Unrealized losses (99.99% US based)
Energy	135	$85,081	0.09%
Metals	516	2,702,201	2.75
Agricultural	213	108,307	0.11

	864	$2,895,589	2.95%

Unrealized net trading gains on open futures contracts		$1,148,706

See accompanying notes to financial statements.	8

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2008 (unaudited) and June 30, 2007

(unaudited)

	3 months ended	3 months ended	6 months ended	6 months ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Trading gains (losses):
Realized net trading gains – commodities	$13,383,221	$2,816,683	$23,731,302	$4,183,879
Realized (losses) on securities	(258,413)	(9,995)	145,864	(9,091)
Change in unrealized net trading (losses) – commodities	4,866,447	(374,916)	2,961,572	(252,091)
Change in unrealized (losses) on securities	(505,952)	(72,583)	(390,103)	(37,132)
Foreign exchange (losses)	—	—	—	(989)
Commissions	(52,188)	(46,755)	(106,248)	(127,179)

Net gains from trading activities	17,433,115	2,312,434	26,342,387	3,757,397

Investment income:
Interest income – US Government obligations	710,744	700,121	1,486,075	1,240,603
Interest income – Other	133,011	96,052	254,685	280,329

	843,755	796,173	1,740,760	1,520,932

Expenses:
Management fees – General Partner	266,745	210,963	524,945	430,108
Administrative fees	404,237	360,773	798,830	717,335

	670,982	571,736	1,323,775	1,147,443

Net investment income (loss)	172,773	224,437	416,985	373,489

Net income (loss)	$17,605,888	$2,536,871	$26,759,372	$4,130,886

See accompanying notes to financial statements.	9

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2008 (unaudited) and June 30, 2007 (unaudited)

	6 months ended	6 months ended
	6/30/08	6/30/07
Partners’ Capital at beginning of period	$98,140,029	$100,070,417

Contributions

Net income	26,759,372	4,130,886

Withdrawals	(8,380,143)	(12,009,769)

Partners’ Capital at end of period	$116,519,258	$92,191,534

	06/30/08	06/30/07
Per unit data
Net asset value	$295.18	$193.59

Units outstanding	394,741	476,216

See accompanying notes to financial statements.	10

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Six Months Ended June 30, 2008 (unaudited) and June 30, 2007

(unaudited)

Per Unit Performance

	3 months ended	3 months ended	6 months ended	6 months ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Net asset value per unit at the beginning of the period	$251.72	$188.40	$230.21	$185.26
Income
Net Trading Gains (Losses)	43.02	4.73	63.95	7.60
Investment
Investment Income	2.09	1.62	4.23	2.99

Expenses	(1.66)	(1.16)	(3.22)	(2.26)

Net investment income (loss)	0.43	0.46	1.01	0.73

Net income (loss) per Unit	43.45	4.19	64.96	8.33

Net Asset Value per unit at the end of the period	$295.17	$193.59	$295.17	$193.59

	3 months ended	3 months ended	6 months ended	6 months ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.16%	0.24%	0.38%	0.39%

Ratio of Expenses to Average Partners’ Capital	0.61%	0.61%	1.21%	1.21%

Total Return	17.26%	2.75%	28.22%	4.50%

The above ratios have not been annualized and were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

See accompanying notes to financial statements.	11

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended	3 months ended	6 months ended	6 months ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Management fees – General Partner	266,745	210,963	524,943	430,108
Selling fees – Uhlmann	—	—	—	—

Note 3. Recent Account Pronouncements:

Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities was issued on March 19, 2008. SFAS 161 expands the disclosures required by Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Partnership is currently evaluating the provisions of SFAS 161 and their impact on the Partnership’s financial statements.

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As of June 30, 2008, adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments. As of June 30, 2008, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets at fair value:

	Level 1	Level 2
Investments in US Government Obligations	$—	$25,638,248
Futures Contracts	—

Total	$—	$25,638,248

Note 4. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At June 30, 2008, the Partnership was not accepting contributions from new or existing investors.

As of June 30, 2008 and December 31, 2007, the General Partner has a capital balance of $1,162,981 and $982,140, respectively, in the Partnership.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

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

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of June 30, 2008, approximately 91.80% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,085,084, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of June 30, 2008, the Partnership has recovered $240,694 in respect to its FX Claims, or approximately 44.57% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

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

As of June 30, 2008 approximately $197,751 of the Partnership’s Refco Capital Markets bankruptcy claim has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above.

The General Partner anticipates that the remaining 0.26% of the Partnership’s Refco Capital Market Bankruptcy claim will be received from Refco Capital Markets Bankruptcy distributions and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at June 30, 2008, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At June 30, 2008 and 2007, the Partnership’s net assets were $116,519,258 and $92,191,534, respectively.

	3 months ended June 30, 2008	3 months ended June 30, 2007	6 months ended June 30, 2008	6 months ended June 30, 2007
Net Revenues
Realized net trading gains	$13,124,808	$2,806,688	$23,877,166	$4,174,787
Unrealized trading gains (losses)	4,360,495	(447,499)	2,571,469	(289,222)
Interest income	843,755	796,173	1,740,760	1,520,932
Commissions	(52,188)	(46,755)	(106,248)	(127,179)
Foreign exchange gain (losses)	—	—	—	(989)
Total Net Revenues	$18,276,870	$3,108,607	$28,083,147	$5,278,329

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating Expenses
Management fees	$266,745	$210,963	$524,945	$430,108
Administrative fees	404,237	360,773	798,830	717,335

Total Operating Expenses	$670,982	$571,736	$1,323,775	$1,147,443

Net Income (Loss)	$17,605,888	$2,536,871	$26,759,372	$4,130,886

The Partnership pays various fees and expenses on a continuing basis which include management fees, subscription fees, and brokerage commission and transaction fees.

Results of Operations

2008

Units of the Fund posted a net gain of 3.11% in January. Performance for the index’s sectors was mixed and while metals posted the largest sector gain of 2.18% and agriculture posted gains of 1.39%, the energy sector declined slightly and finished the month down 1.15%. Highest grossing commodities for the Fund’s performance in January were aluminum, corn, copper, wheat, and sugar.

Units of the Fund posted its largest single month gain of 12.43% since the inception of the Fund in February. Strong performance in all three index sectors contributed to the stellar performance of the Fund. The energy sector led with a gain of 4.70% while agriculture and metals followed closely behind with returns of 4.5% and 3.15% respectively.

Units of the Fund posted a loss of 5.68% in March. The energy sector posted a meager sector gain of 0.55% while both the agriculture and metal sectors posted losses of 4.72% and 1.44% respectively. Highest grossing commodities for March were natural gas, crude oil, and brent oil. Despite the losses in March, the Fund posted a net gain of 9.35% for the quarter ended March 31, 2008.

Units of the Fund posted a gain of 4.35% in April. The energy and agricultural sectors posted a sector gains of 5.05% and 0.15%, respectively while the metal sector posted a loss of -0.55%. Highest grossing commodities for April were crude oil, brent oil, and RBOB gasoline.

Units of the Fund posted a gain 3.72% in May. The energy sector posted a huge sector gain of 5.88% while the agricultural and metal sectors lost 0.84% and 1.20%, respectively. The highest grossing commodities in May were all from the energy sector and coincidentally the same as April: crude oil, brent oil, and RBOB gasoline.

Units of the Fund posted a gain of 8.34%, its third consecutive gain, for the month of June. All sectors had positive returns. The energy and the agricultural sector had returns of 4.10% and 3.74%, respectively while the metal sector returned approximately 0.71%. Agricultural commodities were the highest grossing with soybean meal, corn, and soybeans as the top performers. After June’s performance, the Fund was up 28.22% for the six months ended June 30, 2008.

2007

Units of the Fund were down 3.11% in January. All fund sectors, agriculture, metals, and energy posted losses for the first month of 2007 however it was the significant declines in the energy sector the contributed to the majority of the Fund’s losses for the January. Crude oil and brent oil were two of the worst performing commodities as prices were declining after reaching an all time nominal high at the beginning of the month.

Units of the Fund were up 3.60% in February. The Fund finished the month with net profits in all three of its market sectors. At month end, crude oil hit a new nominal high of $103.05 dollars per barrel which contributed to the strong gains for the month. The three top performing commodities were crude oil, brent oil and RBOB gasoline.

Units of the Fund were up 1.31% in March. For the month of March 2007, the sectors of the index had mixed results. Energy was up 2.45%, metals inched up slightly at 0.39% while the agriculture sector lost 1.58% from their closing levels at the end of February. The marketplace had concerns about the Chinese economy, and a slowdown in the Chinese economy was primarily responsible for the losses incurred in the agricultural sector. Nonetheless, the Fund ended the year up 1.70% for the quarter ended March 31, 2007.

Units of the Fund were up 0.23% in April. The sectors posted mixed results in April and while the metals sector was up 1.18%, both energy and agriculture sectors posted small losses of 0.29% and 0.72%, respectively. The top performing commodities were wheat, copper, and zinc.

Units of the Fund were up slightly in May posting a meager gain of 0.10%. Once again, the index sectors posted mixed results and while agriculture was up 1.35%, metals and energies posted losses of 0.16% and 1.05%, respectively. The top performing commodities of the month were lead, corn, and soybeans.

Units of the Fund were up in June posting a gain of 2.42%. The sector performance was mixed with energies and agriculture posting gains of 2.06% and 0.65%, respectively. The top performing commodities of the month were crude oil, wheat, and brent crude. The Fund was up 4.50% for the six months ended June 30, 2007.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2008 and December 31, 2007.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2008. Percent of Net Assets figures shown below for 2008 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$2,005,335	1.72%
Metals	$1,291,819	1.97%
Energy	$3,818,054	3.28%

TOTAL:	$8,115,208	6.97%

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2008 by market sector.

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

There were no changes to internal control or financial reporting procedures occurring during the quarter ended June 30, 2008 that have materially effected, or are reasonably likely to affect, internal control over financial reporting. However, as referenced above, the General Partner has identified a material weakness in internal control procedures that could impact financial reporting. While management is actively taking steps to address all internal control procedures, as of the date of this report the General Partner has not hired any additional personnel. The General Partner has, however, engaged consultants to assist in the identification and design of effective internal controls, provided General Partner employees educational materials to assist with their understanding of effective internal controls and is developing procedures to better document employee review and controls for third parties to test the existence of controls.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims, however, as of June 30, 2008, the Partnership has received approximately 91.80% of the value of their securities claims. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the securities settlement with Refco Capital Markets alone.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the Circuit Court of Cook County, Illinois. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. This personal jurisdiction dispute between plaintiffs and defendant Rogers is still ongoing. On June 1,

2007, plaintiffs filed a Consolidated Amended Derivative and Class Action Complaint (“Amended Complaint”). The Amended Complaint adds Connie M. Watkins and John V. Watkins as plaintiffs. The court has entered a briefing schedule with respect to any motions to dismiss, which shall be completed by September 19, 2008. A status hearing is set in this matter on September 22, 2008.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2008:

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2008	8,909	$262.67
May 31, 2008	5,881	$272.45
June 30, 2008	5,371	$295.18

The Redemption Date Net Asset Values per Unit during the second quarter of 2008 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets, which currently holds a portion of the Partnership’s assets, is under bankruptcy court protection, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the second quarter of 2008 or until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)

