Form 10-Q
period 2008-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2008-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

At September 30, 2008, approximately $197,751 of the Partnership’s Refco Capital Markets bankruptcy claim has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described herein.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of September 30, 2008, approximately 91.80% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,085,084 its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of September 30, 2008, the Partnership has recovered $204,694 in respect to its FX Claims, or approximately 44.57% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

Because final recoveries from the Global Settlement and the Litigation Trust have yet to be determined, it is unknown at this time whether the Partnership will ultimately sustain a loss on its bankruptcy involved assets or what the amount of any such loss will be. Accordingly, the financial information as of September 30, 2008, December 31, 2007, and September 30, 2007 set forth herein is estimated and unaudited, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2008 (unaudited) and December 31, 2007 (unaudited)

	9/30/2008	12/31/2007
	(unaudited)	(unaudited)
ASSETS

Cash at bank	$60,415,250	$2,767,954
Cash at brokers	19,784,459	10,919,674
Investments in US Government obligations	11,060,700	84,898,031
Unrealized net trading gains on open futures contracts	—	1,148,706
Interest receivable	90,640	905,869

Total Assets	$91,351,049	$100,640,234

LIABILITIES

Unrealized net trading losses on open futures contracts	$9,028,661	$—
Commissions payable	10,560	11,874
Accrued management fees – General Partner	78,498	153,253
Administrative fees payable	501,559	406,155
Redemptions payable	1,057,718	1,928,923

Total Liabilities	10,676,996	2,500,205

PARTNERS’ CAPITAL
Partners’ Capital	80,674,053	98,140,029

Total Liabilities and Partners’ Capital	$91,351,049	$100,640,234

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2008 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions: (total cost - $11,045,085)

US Treasury Notes Series D due 11/15/2008 at 4.750% principal amount $3,000,000	3,014,310	3.74
US Treasury Notes Series D due 1/15/2009 at 3.250% principal amount $3,00,000	3,020,640	3.74
US Treasury Notes Series W due 1/15/2009 at 4.750% principal amount $2,500,000	2,533,600	3.14
US Treasury Bill due 1/22/2009, principal amount $2,500,000	2,492,150	3.09

	$11,060,700	13.71%

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (99.97% US based)
Energy	227	$556,956	0.69%
Metals	321	2,046,561	2.54
Agricultural	80	21,481	0.03

	628	2,624,998	3.26%

Unrealized losses (97.69% US based)
Energy	133	1,138,773	1.41%
Metals	615	5,852,606	7.25
Agricultural	1,054	4,662,280	5.78

	1,802	$11,653,659	14.44%

Unrealized net trading losses on open futures contracts		$(9,028,661)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2007 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions: (total cost - $84,487,435)

US Treasury Notes Series R due 1/31/2008 at 4.375% principal amount $1,500,000	1,501,635	1.53
US Treasury Notes Series D due 11/15/2008 at 4.750% principal amount $3,000,000	3,003,750	3.06
US Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	5,001,550	5.10
US Federal Mortgage Notes due 2/8/2008 at 4.625%, principal amount $1,000,000	1,000,000	1.02
US Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,993,750	5.09
US Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $9,000,000	8,966,250	9.14
US Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,490,625	7.63
US Federal Mortgage Notes due 6/03/2008 at 4.300%, principal amount $2,000,000	1,997,500	2.04
US Federal Mortgage Notes due 6/15/2008 at 5.250%, principal amount $2,500,000	2,508,600	2.56
US Federal Mortgage Notes due 6/25/2008 at 5.250%, principal amount $7,500,000	7,528,125	7.67
US Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	993,440	1.01
US Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,426,048	6.55
US Federal Mortgage Notes due 9/16/2008 at 5.000%, principal amount $3,300,000	3,316,500	3.38
US Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	5,015,650	5.11
US Federal Mortgage Notes due 10/28/2008 At 5.300%, principal amount $3,000,000	3,027,060	3.08
US Federal Mortgage Notes due 12/10/2008 At 4.300%, principal amount $4,000,000	4,002,520	4.08
US Federal Mortgage Notes due 2/17/2009 At 4.875%, principal amount $2,000,000	2,020,620	2.06
US Federal Mortgage Notes due 3/15/2009 At 5.750%, principal amount $6,000,000	6,131,280	6.25
US Federal Mortgage Notes due 5/15/2009 At 4.250%, principal amount $6,000,000	6,043,140	6.16
US Federal Mortgage Notes due 7/13/2009 At 5.125%, principal amount $2,000,000	2,044,380	2.08
Other	1,865,608	1.90

	$84,898,031	86.51%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2007 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (95.89% US based)
Energy	100	$1,011,288	1.03%
Metals	364	957,330	0.98
Agricultural	191	2,075,677	2.12

	655	$4,044,295	4.12%

Unrealized losses (99.99% US based)
Energy	135	$85,081	0.09%
Metals	516	2,702,201	2.75
Agricultural	213	108,307	0.11

	864	$2,895,589	2.95%

Unrealized net trading gains on open futures contracts		$1,148,706

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)

	3 months ended 9/30/2008	3 months ended 9/30/2007	9 months ended 9/30/2008	9 months ended 9/30/2007
Trading gains (losses):
Realized net trading gains (losses) – commodities	$(18,018,171)	$4,564,234	$5,713,131	$8,748,113
Realized (losses) on securities	(30,539)	15,083	115,325	5,992
Change in unrealized net trading (losses) – commodities	(13,138,938)	3,822,904	(10,177,367)	3,570,813
Change in unrealized (losses) on securities	(4,396)	390,697	(394,499)	353,565
Foreign exchange (losses)		(685)		(1,674)
Commissions	(40,968)	(48,267)	(147,216)	(175,446)

Net gains from trading activities	(31,233,012)	8,743,966	(4,890,626)	12,501,363

Investment income:
Interest income – US Government obligations	411,459	807,958	1,897,534	2,048,561
Interest income – Other	141,676	110,739	396,361	391,068

	553,135	918,697	2,293,895	2,439,629

Expenses:
Management fees – General Partner	261,322	209,595	786,267	639,703
Administrative fees	395,640	384,397	1,194,469	1,101,732

	656,962	593,992	1,980,736	1,741,435

Net investment income (loss)	(103,827)	324,705	313,159	698,194

Net income (loss)	$(31,336,839)	$9,068,671	$(4,577,467)	$13,199,557

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)

	9 months ended 9/30/08	9 months ended 9/30/07
Partners’ Capital at beginning of period	$98,140,029	$100,070,417

Contributions

Net income	(4,577,467)	13,199,557

Withdrawals	(12,888,509)	(18,258,010)

Partners’ Capital at end of period	$80,674,053	$95,011,964

	09/30/08	09/30/07
Per unit data
Net asset value	$214.00	$213.32

Units outstanding	376,976	445,401

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Nine Months Ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)

Per Unit Performance

	3 months ended 9/30/2008	3 months ended 9/30/2007	9 months ended 9/30/2008	9 months ended 9/30/2007
Net asset value per unit at the beginning of the period	$295.17	$193.59	$230.21	$185.26
Income
Net Trading Gains (Losses)	(80.90)	19.02	(16.99)	26.64
Investment
Investment Income	1.44	2.00	5.70	4.96

Expenses	(1.71)	(1.29)	(4.92)	(3.54)

Net investment income (loss)	(0.27)	0.71	0.78	1.42

Net income (loss) per Unit	(81.17)	19.73	(16.21)	28.06

Net Asset Value per unit at the end of the period	$214.00	$213.32	$214.00	$213.32

	3 months ended 9/30/2008	3 months ended 9/30/2007	9 months ended 9/30/2008	9 months ended 9/30/2007
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	0.11%	0.35%	0.32%	0.74%

Ratio of Expenses to Average Partners’ Capital	0.67%	0.64%	2.01%	1.85%

Total Return	-27.50%	10.19%	-7.04%	15.15%

See accompanying notes to financial statements.

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, Beeland Management reduced its management fee to a 0.8% per annum rate. January 1, 2007, the Partnership began tracking the Index at a 90% level, and, accordingly, increased its management fee to a 0.9% per annum rate. On September 1, 2007, the Partnership began tracking the Index at a 95%, and, accordingly, increased its management fee to a 0.95% per annum rate. Effective January 1, 2008, the Partnership resumed tracking the Index at a 100% level, and accordingly, increased its management fee to a 1.00% per annum rate.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 9/30/2008	3 months ended 9/30/2007	9 months ended 9/30/2008	9 months ended 9/30/2007
Management fees – General Partner	261,322	210,963	786,267	430,108
Selling fees – Uhlmann	—	—	—	—

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

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As of September 30, 2008, adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments. As of September 30, 2008, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets at fair value:

	Level 1	Level 2
Investments in US Government Obligations	$—	$11,060,700
Futures Contracts	—

Total	$—	$11,060,700

Note 4. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At September 30, 2008, the Partnership was not accepting contributions from new or existing investors.

As of September 30, 2008 and December 31, 2007, the General Partner has a capital balance of $913,491 and $982,140, respectively, in the Partnership.

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

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of September 30, 2008, approximately 91.80% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,085,084, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of September 30, 2008, the Partnership has recovered $204,694 in respect to its FX Claims, or approximately 44.57% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

As of September 30, 2008 approximately $197,751 of the Partnership’s Refco Capital Markets bankruptcy claim has yet to be recovered by the Partnership, inclusive of amounts yet to be distributed by Refco Capital Markets and received by the Partnership in connection with the settlement described above.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at September 30, 2008, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 90% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Report.

At September 30, 2008 and 2007, the Partnership’s net assets were $80,674,053 and $95,011,964, respectively.

	3 months ended September 30, 2008	3 months ended September 30, 2007	9 months ended September 30, 2008	9 months ended September 30, 2007
Net Revenues
Realized net trading gains (losses)	$(18,048,710)	$4,579,317	$5,828,456	$8,754,105
Unrealized trading gains (losses)	(13,143,334)	4,213,601	(10,571,866)	3,924,378
Interest income	553,135	918,697	2,293,895	2,439,629
Commissions	(40,968)	(48,267)	(147,216)	(175,446)
Foreign exchange gain (losses)		(685)		(1,674)

Total Net Revenues	$(30,679,877)	$9,662,663	$(2,596,731)	$14,940,992

	3 months ended September 30, 2008	3 months ended September 30, 2007	9 months ended September 30, 2008	9 months ended September 30, 2007
Operating Expenses
Management fees	$261,322	$209,595	$786,267	$639,703
Administrative fees	395,640	384,397	1,194,469	1,101,732

Total Operating Expenses	$656,962	$593,992	$1,980,736	$1,741,435

Net Income (Loss)	$(31,336,839)	$9,068,671	$(4,577,467)	$13,199,557

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

Units of the Fund posted a loss in July of -9.51%, the first loss of the fiscal year. All sectors posted negative returns. The energy, agricultural, and metal sectors posted losses of -5.81%, -3.11%, and -0.54%, respectively. Highest grossing commodities were lead, lean hogs, sugar, and silver.

Units of the Fund posted its second 2008 monthly loss in August of -7.05%. All sectors posted negative returns for a second consecutive month. The energy, agricultural, and metal sectors posted losses of -3.52%, -2.19%, and -1.27%, respectively. Highest grossing commodities were nickel, rice, coffee, orange juice, and cocoa.

Units of the Fund posted another loss in September of -13.80%. All sectors, once again, posted negative return for the third quarter 2008. Highest grossing commodities were gold, rice, greasy wool, azuki beans, and barley. For the nine months ended September 30, 2008, the Fund was down -7.04% year to date.

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

Units of the Fund were up in July, posting a gain of 4.13%. All sectors posted gains, energies led the sector gains of 2.42% with the metals and agriculture sectors trailing at 0.83% and 0.60%, respectively. The top performing commodities were crude oil, brent oil, wheat, lead, and copper.

Units of the Fund posted a loss of -2.61% in August. The agricultural sector posted the only sector gain while the energy and metal sectors both posted losses. The highest grossing commodities for the month of August were wheat, soybeans, soybean meal, lead, and rice.

Units of the Fund posted a gain of 8.66% in September. All sectors, agricultural, energy, and metals, posted gains for the month. The highest grossing commodities were crude oil, wheat, brent oil, corn, and soybeans. For the nine months ended September 30, 2007, the Fund’s year-to-date return is 15.15%.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2008 and December 31, 2007.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2008. Percent of Net Assets figures shown below for 2008 are based in part on Partnership assets held at Refco Capital Markets and, accordingly, are estimates only. It is unknown whether or not the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,832,031	2.27%
Metals	$1,778,585	2.20%
Energy	$3,615,549	4.48%

TOTAL:	$7,226,165	8.96%

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

The Partnership has exposure to loss due to the bankruptcy of Refco Capital Markets as of the settlement proceeds due the Partnership have not been finally determined. Additionally, the Partnership is seeking the final distributions through participation in the Refco Capital Markets Litigation Trust, to recover the difference between the amount of Partnership assets initially involved in the Refco Capital Markets bankruptcy and the amount it receives from its settlements with Refco Capital Markets and Refco LLC. The Refco Capital Markets Litigation Trust has brought claims against third parties seeking in excess of $2 billion in recoveries and Beeland Management believes, on the basis of information received from the Trustee overseeing the Litigation Trust, that the Litigation Trust has viable meritorious claims against such third parties; however, there can be no assurance that litigation pursued by the Litigation Trust will be successful or that the Partnership will not incur a loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of September 30, 2008 by market sector.

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

There were no changes to internal control or financial reporting procedures occurring during the quarter ended September 30, 2008 that have materially effected, or are reasonably likely to affect, internal control over financial reporting. However, as referenced above, the General Partner has concluded that the small number of people working at the General Partner who have access to key data is a material weakness in internal control procedures that could impact financial reporting. While management is actively taking steps to address all internal control procedures, as of the date of this report the General Partner has not hired any additional personnel. The General Partner has, however, engaged consultants to assist in the identification and design of effective internal controls, provided General Partner employees educational materials to assist with their understanding of effective internal controls and is developing procedures to better document employee review and controls for third parties to test the existence of controls.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported by the Partnership, on October 24, 2005, the Partnership, along with the Rogers Raw Materials Fund, L.P., commenced an Adversary Proceeding in the United States Bankruptcy Court for the Southern District of New York against Refco Capital Markets. The complaint alleged that Refco Capital Markets wrongfully and fraudulently obtained possession of Partnership assets and that such assets are Partnership property, not the property of Refco Capital Markets’ bankruptcy estate, and requested that the Court enter judgment requiring that property to be returned to the Partnership immediately. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims, however, as of September 30, 2008, the Partnership has received approximately 91.80% of the value of its securities claims from Refco Capital Markets. Under the plan of reorganization, the Partnership will also participate in recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the securities settlement with Refco Capital Markets alone.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and seeks judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Law Division of the Circuit Court of Cook County, Illinois. Walter Thomas Price was not named as a defendant in this state court complaint. Defendants successfully moved to have the case reassigned to the Chancery Division of the Circuit Court of Cook County, Illinois. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. This personal jurisdiction dispute between plaintiffs and defendant Rogers is still ongoing. On June 1,

2007, plaintiffs filed a Consolidated Amended Derivative and Class Action Complaint (“Amended Complaint”). The Amended Complaint adds Connie M. Watkins and John V. Watkins as plaintiffs. All defendants have moved to dismiss the Amended Complaint. The court has entered a briefing schedule on these motions which shall be completed by December 4, 2008.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2008:

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2008	9,614	$267.11
August 31, 2008	5,717	$248.27
September 30, 2008	2,435	$214.00

The Redemption Date Net Asset Values per Unit during the third quarter of 2008 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Because Refco Capital Markets final distributions and recoveries from the Litigation Trust have yet to be determined, it is unknown whether the Partnership will sustain a loss on its assets held at Refco Capital Markets or the amount of any such loss. Consequently, it is not possible to provide final Partnership Net Asset Value information for the third quarter of 2008 or until matters with Refco Capital Markets are finally resolved. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2008.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)