Form 10-K
period 2008-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2009-03-31
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $245,405,200, and a total of 677,673.54 of Units have been sold to the public as of December 31, 2008, although Units are not currently being offered by the Partnership.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, Ltd. (“Refco Capital Markets”), but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of December 31, 2008, approximately 92.24% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,416,211, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of December 31, 2008, the Partnership has recovered $210,940 in respect to its FX Claims, or approximately 45.93% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and received, $6,227,819, in proceeds from that settlement, equal to approximately 8.28% of the value of the Partnership’s securities claims against Refco Capital Markets. Such proceeds were allocated among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, with redeemed partners receiving cash distributions.

Beeland Management believes that there are assets yet to be received from additional Refco Capital Markets Bankruptcy distributions and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion in recoveries, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material, and, accordingly, the information provided herein is an estimate only. Likewise, the financial information as of December 31, 2008, 2007, and 2006 set forth herein is estimated and unaudited. Although the audit of the Partnership’s financial statements for 2005 through 2008 has begun, Beeland Management does not anticipate completion of the audit before mid-May 2009, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values. Please see the notes accompanying the Partnership’s financial statements.

Notwithstanding the Partnership’s inability to determine final values for all of its assets, limited partners in the Partnership may redeem their investments through a monthly special redemption at which point they will no longer participate in gains and losses of the Partnership due to market movements of the Index but will not be shielded from expenses related to Refco Capital Markets’ bankruptcy. Limited partners that take advantage of the special redemption process will be able to receive their pro-rata portion of the Partnership’s cash that is not reserved for expenses related to the Refco Capital Markets’ bankruptcy. Once the audit of the Partnership’s financial statements for 2005 through 2008 is complete, Beeland Management will determine a net asset value for the Partnership as of each special redemption date which reflects the losses, if any, due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets whether such losses or expenses were incurred before or after the effective date of a special redemption.

(b) Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information (estimated, unaudited for 2008, 2007, and 2006) regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions which comprise the Rogers International Commodity Index ®. The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of Units and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2008, the Partnership was not offering its Units for sale.

The Index was developed by James Beeland Rogers, Jr. to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. Beeland Management attempts to replicate the composition of the Index using various commodity futures contracts. The initial components of the Index and their weightings were chosen by Mr. Rogers based on his perception of the relative importance of the underlying raw materials in international trade and commerce. A committee now formulates and enacts all business assessments and decisions regarding the composition of the Index. Mr. Rogers, as the founder and owner of the Index, chairs that committee and is the final arbiter of its decisions. “Rogers International Commodity Index” is a registered service mark of Beeland Interests, Inc., a company wholly owned by Mr. Rogers. Beeland Management uses and publishes the Index and markets products designed to track the Index pursuant to a nonexclusive, license from Beeland Interests, Inc.

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

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all limited partner capital accounts at the close of each month (1.00% per annum). The Partnership pays the costs of executing and clearing its trades, its administrative expenses, compensation due to its selling agents, and any extraordinary expenses which it may incur.

MF Global Inc. acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc. acts as introducing broker for the Partnership.

The Partnership is open-ended and may offer Units at the net asset value as of the first day of each month, although it was not doing so as of December 31, 2008. Unitholders normally may be redeemed upon 10 business days’ written notice to the Partnership’s administrator and subscription and redemption agent, Fund Dynamics. However, until completion of the audit of the Partnership’s financial statements for 2005 through 2008 and the establishment of audited unit net asset values, units may be redeemed upon 6 business days’ written notice to the general partner, Beeland Management Company, LLC, in connection with a special redemption (whereby redemption proceeds are currently available only in part).

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

Final distributions from Refco Capital Markets have yet to be determined and no recoveries from the Refco Capital Markets Litigation Trust seeking recoveries in the name of Refco Capital Markets for the benefit of the Partnership and others from third parties have yet been realized. Accordingly, there can be no assurance that the Partnership will not be negatively affected by the extraordinary litigation and related expenses incurred by the Partnership due to the bankruptcy of Refco Capital Markets.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleges that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and sought judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Circuit Court of Cook County, Illinois, which was later amended to add Connie M. Watkins and John V. Watkins as plaintiffs. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. This personal jurisdiction dispute between plaintiffs and defendant Rogers is still ongoing. All defendants have moved to dismiss the Amended Complaint, and those motions remain pending.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the Units, and none is likely to develop. Units normally may be redeemed upon 10 days written notice to the Partnership’s administrator and subscription and redemption agent, Fund Dynamics, Inc., 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604. Until completion of the audit of the Partnership’s financial statements for 2005 through 2008 and the establishment of audited unit net asset values, Units may be redeemed pursuant to the Partnership’s special redemption upon 6 business days’ written notice to Beeland Management at 141 W. Jackson Blvd., Suite 1340A, Chicago, Illinois 60606, fax (312) 264-4303 or (877) 423-3526. Currently, redemption proceeds will be paid only in part.

(b) Holders. There were approximately 2,032 Limited Partners at December 31, 2008.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2006, 2007, or 2008.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed. Currently, as described herein, month-end Net Asset Value per Unit is estimated only and redemption proceeds are being paid only in part. There can be no assurance that redemption proceeds based on estimated values will be paid in full.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2008:

Month	Units Redeemed	Estimated Redemption Date NAV per Unit
October 31, 2008	6,045.07	160.19
November 30, 2008	6,966.30	141.56
December 31, 2008	5,669.96	130.89

Total	18,681.33

The Redemption Date Net Asset Values per Unit during the fourth quarter of 2008 are estimates only and do not reflect any possible impact of Refco Capital Markets’ bankruptcy on the financial position of the Partnership. Until completion of the audit of the Partnership’s financial statements for 2005 through 2008, it is not possible to provide final Partnership Net Asset Value information for the fourth quarter of 2008. The actual redemption amount of Units redeemed after September 30, 2005 will reflect the Partnership’s aggregate recoveries from the Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data for the periods ended December 31, 2008, 2007, 2006, and 2005 is estimated only and has not been audited. “Total assets” for 2005, 2006, 2007, and 2008 include assets, and for 2006, “Trading Gains and Losses,” “Net income (loss)” and “Net income (loss) per unit” include assets involved in the Refco Capital Markets bankruptcy. The Selected Financial Data for the years ended December 31, 2004 is taken from the audited financial statements of the Partnership.

	December 31, 2008 Unaudited	December 31, 2007 Unaudited	December 31, 2006 Unaudited	December 31, 2005 Unaudited	December 31, 2004 Audited
Trading gains and (losses)	$(33,231,867)	$23,017,013	$276,316	$10,430,200	$2,616,463

Total expenses	$2,422,886	$2,389,537	$2,907,247	$1,759,196	$896,849

Net income (loss)	$(35,654,753)	$20,627,476	$(2,630,931)	$8,671,004	$1,719,614

Net income (loss) per unit	$(99.31)	$44.95	$(5.07)	$27.04	$20.91
Total units outstanding	358,294	426,313	540,172	568,605	169,135

Total assets	49,734,263	100,640,234	107,498,468	$114,247,119	$29,737,367
Total obligations	2,834,186	2,500,205	7,428,051	$6,025,701	$2,118,451

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at December 31, 2008, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As described herein, Refco Capital Markets, Ltd. has yet to distribute a portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because the audit of the Partnership’s financial statements for 2005 through 2008 is not complete as of the filing date hereof, the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is continuing its operations tracking the Rogers International Commodity Index, at a 100% level and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once such audit is complete, which is anticipated to be later in the second quarter of 2009. Such redemption proceeds will reflect aggregate Partnership recoveries from Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 90% to 100% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors for 2008. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Annual Report.

At December 31, 2008, 2007, and 2006, the Partnership’s net assets were $46,900,077, $98,140,029, and $100,070,417, respectively.

Net Revenues	2008	2007	2006
Realized net trading gain	(33,861,720)	19,105,827	1,932,317
Unrealized trading gain (loss)	(1,930,581)	596,066	(2,628,921)
Interest income*	2,746,878	3,537,360	1,240,497
Foreign exchange gain (loss)	—	(1,644)	(2,563)

Total Net Revenues	(33,045,423)	23,237,609	541,330

Operating Expenses	2008	2007	2006
Brokerage commissions	186,444	220,596	265,014
Management fees	945,946	868,174	876,149
Administrative fees	1,476,940	1,521,363	2,031,098

Total Operating Expenses	2,609,330	2,610,133	3,172,261

*	Interest income for 2006 included a write down of $387,653 of interest income earned in 2005 pursuant to a determination by the Bankruptcy Court that interest earned on certain assets held at Refco Capital Marketswould be for the benefit of all securities customers, as well as, the Partnership.

2008

2008 was a volatile year for the Fund. The first six months of the year, the Fund was up 28.22% as commodity prices across all sectors hit all time highs. However, as 2008 progressed, the commodity markets were not spared the deleveraging and forced liquidation that hit all asset classes and world markets. The failure of various worldwide financial institutions and subsequent credit crisis were the catalyst for extreme liquidations that followed. The Fund’s year to date performance was down -43.14%. Although traditionally commodities have not been correlated with stocks, bonds, and real estate, the commodity asset class as measured by the major commodity indices suffered one of its most severe draw downs on record.

The Fund allocates to three sectors of the marketplace: agriculture, energy and metals. During 2008, all sectors had negative returns, although energy, with a return of -25.75% on average assets, incurred a steeper decline than both agriculture and metals with returns of -11.28% and -9.56%, respectively.

The Fund is currently closed to new investment, thus there were subscriptions totaling $0 for 2008. The total value of redemptions processed by the Fund in 2008 was $15,585,199.

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

The Fund is designed to track the Rogers International Commodity Index, or RICI©. The RICI tracks 36 different commodities within the sectors of agriculture, energy and metal. Due to concerns related to the funds encumbered by the Refco bankruptcy, the Fund reduced its application of net assets to the RICI© by 10% from January 2007 through August 2007, then by 5% from September 2007 through December 2007. Due to this reduced application, as well as expenses incurred throughout the year, the Fund returned 24.26% for 2007 while the RICI© returned 30.01%. The Fund began tracking the RICI to 100% of its net assets beginning January 1, 2007.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in Item 8 of this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at December 31, 2008.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The followings tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2008 and 2007, respectively.

2008

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,637,399	3.49%
Metals	$1,546,579	3.30%
Energy	$2,466,314	5.26%

TOTAL:	$5,650,292	12.05%

2007

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,305,891	1.33%
Metals	$1,460,030	1.49%
Energy	$2,180,177	2.22%

TOTAL:	$4,946,098	5.04%

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

The Partnership has exposure to loss due to litigation expenses incurred in connection with the bankruptcy of Refco Capital Markets that may not be recovered. The Partnership is seeking, through participation in the Refco Capital Markets Litigation Trust, to recover at least the difference between the amount of Partnership assets initially involved in the Refco Capital Markets bankruptcy and expenses incurred in seeking recoveries and the amount it receives from its settlements with Refco Capital Markets and Refco LLC. The Refco Capital Markets Litigation Trust has brought claims against third parties seeking in excess of $2 billion in recoveries, and Beeland Management believes, on the basis of information received from the Trustee overseeing the Litigation Trust, that the Litigation Trust has viable meritorious claims against such third parties; however, there can be no assurance that litigation pursued by the Litigation Trust will be successful or that the Partnership will not incur a loss of assets due to the Refco Capital Markets bankruptcy.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2008 by market sector.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements

Because the financial information as of December 31, 2008, 2007, and 2006 set forth herein is estimated only, and the Partnership is currently able to provide only estimated values for its Units. No subscriptions or redemptions will be or have been made on the basis of such estimated values, which do not reflect any possible losses due to the Refco Capital Markets bankruptcy.

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement

Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. As of December 31, 2008, approximately 92.24% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,416,211, its pro rata share of the distributions, and has allocated them among all partners in the Partnership on a pro-rata basis, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code (the “Commodity Broker Liquidation Provisions”). Congress enacted the Commodity Broker Liquidation Provisions to provide specified Chapter 7 priorities and other protections for customers of commodity brokers such as Refco, LLC. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received $6,227,819 in proceeds from that settlement, approximately equal to 8.28% of the value of the Partnership’s claims against Refco Capital Markets, such proceeds were allocated among all partners in the Partnership as of October 31, 2005, on a pro rata basis, with redeemed partners receiving cash distributions.

The 2006, 2007, and 2008 financial information set forth herein is estimated and unaudited. The audit of the Partnership’s financial statements for 2005 through 2008 has commenced but is not expected to be final until after mid-May 2009. No subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to Refco Capital Markets’ bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 (unaudited) and 2007 (unaudited)

	2008		2007
ASSETS	(unaudited	)	(unaudited	)

Cash at bank	$28,667,731		$2,767,954
Cash at brokers	12,960,253		10,919,674
Investment in US Government Sponsored Institutions	8,020,815		84,898,031
Unrealized net trading gains on open futures contracts	—		1,148,706
Interest receivable	85,464		905,869
Other	—		—

Total Assets	$49,734,263		$100,640,234

LIABILITIES

Commissions payable	$8,856		$11,874
Unrealized net trading losses on open futures contracts	844,438		—
Accrued management fees – General Partner	42,936		153,253
Administrative fees payable	499,145		406,155
Redemptions payable	1,438,811		1,928,923

Total Liabilities	2,834,186		2,500,205

PARTNERS’ CAPITAL

Partners’ Capital	46,900,077		98,140,029

Total Liabilities and Partners’ Capital	$49,734,263		$100,640,234

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2008 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions:
(total cost - $8,013,065)

US Treasury Notes Series D due 1/15/2009 at 3.250% principal amount $3,000,000	3,002,940	6.40
US Treasury Notes Series W due 2/28/2009 at 4.750% principal amount $2,500,000	2,517,875	5.37
US Treasury Bills due 1/22/2009 principal amount $2,500,000	2,500,000	5.33

	$8,020,815	17.10%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (97.45% US based)
Energy	271	$1,175,806	2.51%
Metals	216	511,973	1.09
Agricultural	429	788,204	1.68

	916	$2,475,983	5.28%

Unrealized losses (99.25% US based)
Energy	154	$719,764	1.53%
Metals	315	2,127,244	4.54
Agricultural	213	473,413	1.01

	864	$3,320,421	7.08%

Unrealized net trading gains on open futures contracts		$(844,438)

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2008 (unaudited), 2007 (unaudited) and 2006 (unaudited)

	2008	2007	2006
	(unaudited)	(unaudited)	(unaudited)
Trading gains (losses):
Realized net trading gains (losses) – commodities	$(33,458,874)	$19,099,834	$1,960,822
Realized gains (losses) on securities	62.563	5,992	(28,505)
Change in unrealized net trading gains (losses) – commodities	(1,993,144)	166,286	(2,217,395)
Change in unrealized gains (losses) on securities	(402,846)	429,780	(411,526)
Foreign exchange gains (losses)	—	(1,644)	(2,563)
Commissions	(186,444)	(220,596)	(265,014)

Net gains (losses) from trading activities	(35,978,745)	19,479,653	(964,181)

Investment income:
Interest income – US Government obligations	2,150,740	3,051,390	598,902
Interest income – Other	596,138	485,970	641,595

	2,746,878	3,537,360	1,240,497

Expenses:
Management fees – General Partner	945,946	868,174	876,149
Administrative fees	1,476,940	1,521,363	2,031,098

	2,422,886	2,389,537	2,907,247

Net investment income (loss)	323,992	1,147,823	(1,666,750)

Net income (loss)	$(35,654,753)	$20,627,476	$(2,630,931)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2008 (unaudited), 2007 (unaudited) and 2006 (unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital, January 1, 2006	$106,975,903	$1,245,515	$108,221,418

Contributions	254,514		254,514

Net income (loss)	(2,597,743)	(33,188)	(2,630,931)

Withdrawals	(5,774,584)		(5,774,584)

Partners’ Capital, December 31, 2006	$98,858,090	$1,212,327	$100,070,417

Contributions	—	—	—

Net income	20,342,943	284,533	20,627,476

Withdrawals	(22,043,658)	(514,206)	(22,557,864)

Partners’ Capital, December 31, 2007	97,157,375	982,654	98,140,029

Contributions	—	—	—

Net income (loss)	(35,233,303)	(421,450)	(35,654,753)

Withdrawals	(15,552,600)	(32,599)	(15,585,199)

Partners’ Capital, December 31, 2008	46,371,472	528,605	46,900,077

Per unit data	12/31/2008	12/31/2007	12/31/2006

Net asset value	$130.90	$230.21	$185.26

Units outstanding	358,294	426,313	540,172

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 - Unaudited

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

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2006.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership and a related party to the General Partner, receives a share of selling fees when units are sold by its registered brokers. Effective April 1, 2006, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31, 2008, 2007 and 2006
	2008	2007	2006
Management fees – General Partner	945,946	868,174	876,149
Selling fees – Uhlmann	—	—	—

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

Effective January 1, 2008, the Partnership has adopted the provisions of the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As of December 31, 2008, adoption of SFAS 157 had no impact on the net assets of the Partnership.

The Partnership segregates its investments into three levels based upon the inputs used to derive the fair value. “Level 1” investments use inputs from unadjusted quoted prices from active markets. “Level 2” investments reflect inputs other than quoted prices, but use observable market data. “Level 3” investments are valued using unobservable inputs. These unobservable inputs for “Level 3” investments reflect the Partnership’s assumption about the assumptions market participants would use in pricing the investments. As of December 31, 2008, the Partnership did not have any positions in “Level 3”.

The following is a summary of the inputs used in valuing the Partnership’s assets at fair value:

	Level 1	Level 2
Investments in US Government Obligations	$8,020,815	$
Futures Contracts	(844,438)
Money market funds(1)	26,974,234

Total	$34,150,611	$

(1)	Included in cash and cash equivalents.

Note 4. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At December 31, 2008, the Partnership was not accepting contributions from new or existing investors.

As of December 31, 2008, the General Partner has a capital balance of $528,605 in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 6), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements made to redeeming Limited Partners are approximately 99% of their statement value at the date of redemption. Redemption values are based on a percentage of the October 31, 2005 values plus or minus the performance of the investment from October 31, 2005 to the date of redemption. Until the completion of the 2005 through 2008 audits, Management is holding back a reserve to cover any audit adjustments that might take place.

Note 5. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

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

Note 6. Financial Highlights:

Financial highlights for the years ended December 31, 2008, 2007, and 2006 are as follows:

Per Unit Performance

	Year ended 12/31/2008	Year ended 12/31/2007	Year ended 12/31/2006
Net asset Value per unit at the beginning of the period	$230.21	$185.26	$190.33
Income
Net Trading Gains (Losses)	(100.13)	40.75	(1.73)
Investment Income
Interest Income	6.98	7.40	2.23

Expenses
Operating Expenses	(6.16)	(3.20)	(5.57)

Total Expenses	(6.16)	(3.20)	(5.57)

Net investment income (loss)	0.82	4.20	(3.34)

Net gain (loss) per Unit	(99.31)	44.95	(5.07)

Net Asset Value at the end of the period	$130.90	$230.21	$185.26

	Year ended 12/31/2008	Year ended 12/31/2007	Year ended 12/31/2006
Ratio of Net Investment income (Loss) to Average Partners’ Capital	0.36%	1.21%	(1.53)%

Ratio of Expenses to Average Partners’ Capital	2.66%	2.52%	2.67%

Total Return	(43.14)%	24.26%	(2.66)%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 2).

Note 7. Litigation Proceedings and Loss Contingency

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

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of December 31, 2008, approximately 92.24% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,416,211, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of December 31, 2008, the Partnership has recovered $210,940 in respect to its FX Claims, or approximately 45.93% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received $6,227,819 in proceeds from that settlement, equal to approximately 8.28% of the value of the Partnership’s claims against Refco Capital Markets, such proceeds were allocated among all partners in the Partnership as of October 31, 2005 on a pro rata basis, with redeemed partners receiving cash distributions.

The General Partner anticipates that there are assets yet to be received from additional Refco Capital Markets Bankruptcy distributions and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material.

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

2. Supplementary Data

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2008 and 2007. This information has not been audited.

	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Net realized and unrealized gains (losses)	$(31,088,119)	$(31,233,012)	$17,433,115	$8,909,271
Interest income	452,983	553,135	843,755	897,005
Expenses	442,149	656,962	670,982	652,793
Net income (loss)	(31,077,285	(31,336,839)	17,605,888	9,153,483
Net income (loss) per unit	(83.10)	(81.17)	43.45	21.51

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Net realized and unrealized gains (losses)	$6,978,289	$8,743,966	$2,312,434	$1,444,964
Interest income	1,097,732	918,697	796,173	724,758
Expenses	648,102	593,992	571,736	575,707
Net income (loss)	7,427,919	9,068,671	2,536,871	1,594,015
Net income (loss) per unit	16.89	19.73	4.19	3.14

Quarterly financial information for all quarters of 2007 and 2008 is estimated only. The audit of the Partnership’s financial statements for 2005 through 2008 is not expected to be completed before mid-May 2009, consequently, it is not possible to provide final financial information for each fiscal quarter of 2007 and 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s General Partner, Beeland Management Company, including the Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, a material weakness (as discussed below) in the design of the controls and procedures has been identified which could effect the application of the designed controls. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Managing Owner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, a material weakness was identified in internal control over partner activity, expenses, and financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness: The infrastructure of personnel responsible for the daily administration is limited and does not allow for segregation of key duties. This material weakness can lead to a reasonable possibility that material misstatement or fraud would not be prevented or detected on a timely basis. This control deficiency has not caused any adjustment to the financial statements.

As discussed above, the General Partner has identified a material weakness in our internal control procedures that could impact our financial reporting. While management is actively taking steps to address all internal control procedures, as of the date of this report the General Partner has not hired any additional personnel. The General Partner has, however, engaged consultants to assist in the identification and design of effective internal controls, provided employees of the General Partner educational materials to assist with their understanding of effective internal control and financial reporting design, and is developing procedures to better document employee review and controls for third parties to test the existence of controls.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report by the Fund’s independent registered public accounting firm regarding control over financial reporting. The General Partner’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to the SEC rules that temporarily permit the Fund to include only the General Partner’s report in these financial statements.

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

The officers of Beeland Management are as follows:

Walter Thomas Price III, age 68, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 39, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January 2000, to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

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

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum) effective April 1, 2005. In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to Beeland Management, most of which is paid to soliciting broker-dealers for ongoing investor services. As of November 1, 2006, the Partnership has commenced tracking the Index at an 80% level and, accordingly, Beeland Management has reduced its management fee to a 0.8% per annum rate. January 1, 2008, the Partnership began to track the Index at a 90% level, and accordingly, the management fee increased to a 0.9% per annum rate. On September 1, 2008, the Partnership began track the Index at a 95% level, and accordingly, the management fee increased to a 0.95% per annum rate. Effective January 1, 2008, the Partnership resumed tracking the Index at a 100% level, and accordingly, resumed charging the management fee at a 1.00% per annum rate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The Partnership knows of no person who owns beneficially more than 5% of the Units. All of the Partnership’s general partner interest is held by Beeland Management Company, L.L.C.

(b)	Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company held approximately 4,038 Units in the Partnership as of December 31, 2008, representing approximately 1.13% of the Partnership’s outstanding Units as of December 31, 2008. Mr. Allen Goodman held approximately 64.5 Units in the Partnership indirectly through a trust of which his spouse is the primary beneficiary, representing approximately 0.015% of the Partnership’s outstanding Units as of December 31, 2008.

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

A summary of fees charged or received by related parties to the Partnership during 2008 is as follows:

Management fees – General Partner	$945,946
Selling fees – Uhlmann	—

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P)) and RSM McGladrey, Inc. (RSM) has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2007 and 2008. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory filings and other services normally provided in connection with regulatory filings.

2007	$95,710
2008	$125,900

(2)	Audit-Related Fees. None.

(3)	Tax Fees. RSM provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns. Tax fees for 2008 are to be billed by RSM. Tax Fees for 2007 were billed by RSM.

2008	$45,000
2007	$31,200

(4)	All Other Fees. None.

(5)	The Managing Members of Beeland Management pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements: See Index to Financial Statements under Item 8 of this report.

(2)	Financial statement schedules: No additional schedules are required.

(3)	Exhibits to be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March, 2009.

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

Signature	Title with General Partner	Date

/s/ Walter Thomas Price III	Managing Member	March 31, 2009
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	March 31, 2009
Allen D. Goodman	(Principal Financial and Accounting Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)