Form 10-Q
period 2009-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2009-05-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets are expected to receive approximately 85% of the value of their securities claims. As of March 31, 2009, approximately 92.24% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,416,211, its pro rata share of the distributions, and has allocated them among all partners in the Partnership on a pro-rata basis, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

The 2008 and 2009 financial information set forth herein is estimated and unaudited. The audit of the Partnership’s financial statements for 2008 has commenced but is not expected to be final until after mid-June 2009. No subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to Refco Capital Markets’ bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2009 (unaudited) and December 31, 2008 (unaudited)

	3/31/2009 (unaudited)	12/31/2008 (unaudited)
ASSETS
Cash at bank	$34,228,284	$28,667,731
Cash at brokers	9,089,728	12,960,253
Investments in US Government obligations	—	8,020,815
Unrealized net trading gains on open futures contracts	1,554,372	—
Interest receivable	432	85,464
Other receivable	32,048	—

Total Assets	$44,904,864	$49,734,263

LIABILITIES

Commissions payable	$7,428	$8,856
Unrealized net trading losses on open futures contracts	—	844,438
Accrued management fees – General Partner	34,872	42,936
Administrative fees payable	472,066	499,145
Redemptions payable	797,689	1,438,811

Total Liabilities	1,312,055	2,834,186

PARTNERS’ CAPITAL

Partners’ Capital	43,592,809	46,900,077

Total Liabilities and Partners’ Capital	$44,904,864	$49,734,263

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of March 31, 2009 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.77% US based)
Energy	229	$911,826	2.09%
Metals	478	850,089	1.95
Agricultural	537	247,921	0.57

	852	2,009,836	4.61%

Unrealized losses (99.52% US based)
Energy	37	82,785	0.19%
Metals	258	225,477	0.52
Agricultural	193	147,202	0.34

	1,790	$455,464	1.05%

Unrealized net trading gains on open futures contracts		$1,554,372

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2008 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions: (total cost—$8,013,065)

US Treasury Notes Series D due 1/15/2009 at 3.250% principal amount $3,000,000	3,002,940	6.40
US Treasury Notes Series W due 2/28/2009 at 4.750% principal amount $2,500,000	2,517,875	5.37
US Treasury Bills due 1/22/2009 principal amount $2,500,000	2,500,000	5.33

	$8,020,815	17.10%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (97.45% US based)
Energy	271	$1,175,806	2.51%
Metals	216	511,973	1.09
Agricultural	429	788,204	1.68

	916	$2,475,983	5.28%

Unrealized losses (99.25% US based)
Energy	154	$719,764	1.53%
Metals	315	2,127,244	4.54
Agricultural	213	473,413	1.01

	864	$3,320,421	7.08%

Unrealized net trading gains on open futures contracts		$(844,438)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)

	3 months ended 3/31/2009	3 months ended 3/31/2008
Trading gains (losses):
Realized net trading gains (losses) – commodities	$(4,506,042)	$10,348,082
Realized (losses) on securities	(55,479)	404,275
Change in unrealized net trading gains (losses) – commodities	2,398,810	(1,904,875)
Change in unrealized gains (losses) on securities	(7,750)	115,849
Foreign exchange (losses)	—	—
Commissions	(35,928)	(56,060)

Net gains from trading activities	(2,206,389)	8,909,271

Investment income:
Interest income – US Government obligations	102,838	775,331
Interest income – Other	24,079	121,674

	126,917	897,005

Expenses:
Management fees – General Partner	110,557	258,200
Administrative fees	192,765	394,593

	303,322	652,793

Net investment income	176,404	244,212

Net income (loss)	$(2,382,794)	$9,153,483

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)

	3 months ended 3/31/09	3 months ended 3/31/08
Partners’ Capital at beginning of period	$46,900,077	$98,140,029

Contributions	—	—

Net income	(2,382,794)	9,153,483

Withdrawals	(924,475)	(2,852,582)

Partners’ Capital at end of period	$43,592,808	$104,440,930

Per unit data	03/31/09	03/31/08
Net asset value	$124.28	$251.72

Units outstanding	350,749	414,901

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months Ended March 31, 2009 (unaudited) and March 31, 2008 (unaudited)

Per Unit Performance

	3 months ended 3/31/2009	3 months ended 3/31/2008
Net asset Value per unit at the beginning of the period	$130.90	$230.21
Income
Net Trading Gains (Losses)	(6.12)	20.93
Investment Income
Interest Income	0.36	2.13

Expenses	(0.86)	(1.55)

Net investment income	(0.50)	0.58

Net income per Unit	(6.62)	21.51

Net Asset Value at the end of the period	$124.28	$251.72

	3 months ended 3/31/2009	3 months ended 3/31/2008
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	(0.40)%	0.24%

Ratio of Expenses to Average Partners’ Capital	0.69%	0.59%

Total Return	(5.06)%	1.69%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended
	3/31/09	3/31/08
Management fees – General Partner	$110,557	$258,200
Selling fees – Uhlmann	—	—

Note 3. Recent Account Pronouncements:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements. SFAS 161 is effective for financial statements issued for the Partnership’s first fiscal year beginning after November 15, 2008. The Partnership adopted the provisions of SFAS 161 effective January 1, 2009.

The Partnership’s business is speculative trading of futures contracts, options on futures contracts and physical commodities and other commodity-related contracts traded primarily on domestic markets pursuant to the trading and investment methodology of the General Partner. The Partnership does not designate any derivative instruments as hedging instruments under SFAS 133.

The following tables summarize quantitative information required by SFAS 161:

Derivatives not designated as hedging instruments under SFAS 133

	Asset Derivatives March 31, 2009		Liability Derivatives March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Net

Agricultural contracts	Equity in broker trading account	$247,921	Equity in broker trading account	$147,202	$100,719
Energy contracts	Equity in broker trading account	911,826	Equity in broker trading account	82,785	829,041
Metals contracts	Equity in broker trading account	850,089	Equity in broker trading account	225,477	624,612

		$2,009,836		$455,464	$1,554,372

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Trading Revenue For the
Three Months Ended March 31, 2009

Type of Instrument	Total
Agricultural contracts	$-868,684
Energy contracts	-1,972,155
Metals contracts	733,607

$-2,107,232

Trading Revenue For the
Three Months Ended March 31, 2009

Line Item in Income Statement	Amount
Realized	-4,506,042
Change in Unrealized	2,398,810
$-2,107,232

Note 4. Fair Value of Financial Instruments:

On January 1, 2008, the Partnership adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which did not have a material impact on the Fund’s net assets or results of operations.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS No. 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.	Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.	Inputs are unobservable for the asset or liability.

The fair values of futures contracts and money market funds are based on quoted market prices. These financial instruments are classified as Level 1 of the fair value hierarchy.

The fair value of financial instruments at March 31, 2009, consisted of the following:

	Level 1	Level 2	Total
Assets:
Money market fund(1)	$31,788,378		$31,788,378
Futures contracts	$1,554,372		$1,554,372

(1)	Included in cash and cash equivalents

Note 5. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At March 31, 2009, the Partnership was not accepting contributions from new or existing investors.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

As of March 31, 2009 and December 31, 2008, the General Partner has a capital balance of $501,898 and $528,605, respectively, in the Partnership.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month end divided by the number of outstanding units.

Previously limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 7), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Currently, management estimates that disbursements made to redeeming Limited Partners are approximately 99% of their statement value at the date of redemption. Redemption values are based on total assets of the Partnership, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 7 as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 7.

Note 6. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

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

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of March 31, 2009, approximately 92.24% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $69,416,211, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of March 31, 2009, the Partnership has recovered $210,940 in respect to its FX Claims, or approximately 45.93% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at March 31, 2009, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As described herein, Refco Capital Markets, Ltd. has yet to distribute a portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because the audit of the Partnership’s financial statements for 2005 through 2008 is not complete as of the filing date hereof, the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is continuing its operations tracking the Rogers International Commodity Index, at a 100% level and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once such audit is complete, which is anticipated to be later in the second quarter or early third quarter of 2009. Such redemption proceeds will reflect aggregate Partnership recoveries from Refco Capital Markets’ bankruptcy (and their pro-rata share of future recoveries from the Litigation Trust claims) as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

At March 31, 2009 and 2008, the Partnership’s net assets were $43,592,808 and $104,440,930, respectively.

Net Revenues	March 31, 2009	March 31, 2008
Realized net trading gains	$(4,561,521)	$8,443,207
Unrealized trading gain (losses)	2,391,060	520,124
Interest income	126,917	897,005
Commissions	(35,928)	(56,060)
Foreign exchange gain (loss)	—	—

Total Net Revenues	$(2,079,472)	$9,806,276

Operating Expenses	March 31, 2009	March 31, 2008
Management fees	$110,557	$258,200
Administrative fees	192,765	394,593

Total Operating Expenses	$303,322	$652,793

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2009

Units of the Fund posted a net loss of -5.37% in January. Performance for the index’s sectors was mixed. The energy and agriculture sectors posted losses of -4.24% and -0.94%, respectively while the metals sector posted a moderate gain of 0.01%. Highest grossing commodities for the Fund’s performance in January were RBOB gasoline, lead, silver, sugar, and orange juice.

Units of the Fund posted a net loss of -4.16% in February. The agriculture and energy sectors posted losses of -2.65% and -1.61%, respectively while the metals sector posted a moderate gain of 0.42%. The top performing commodities for the Fund were platinum, copper, sugar, rice, silver, and gold.

Units of the Fund posted a net gain of 4.69% in March. The agriculture, energy, and metals sector posted gains of 1.76%, 1.72%, and 1.42%, respectively. Highest grossing commodities for March were crude oil, copper, corn, brent oil, and lead. Despite the gains in March, the Fund posted a net loss of -5.05% for the quarter ended March 31, 2009.

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

Units of the Fund posted a loss of -5.68% in March. The energy sector posted a meager sector gain of 0.55% while both the agriculture and metal sectors posted losses of 4.72% and 1.44% respectively. Highest grossing commodities for March were natural gas, crude oil, and brent oil. Despite the losses in March, the Fund posted a net gain of 9.35% for the quarter ended March 31, 2008.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2009 and December 31, 2008.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2009.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,086,869	2.49%
Metals	$1,363,302	3.13%
Energy	$2,106,097	4.83%

TOTAL:	$4,556,268	10.45%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2008.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,637,399	3.49%
Metals	$1,546,579	3.30%
Energy	$2,466,314	5.26%

TOTAL:	$5,650,292	12.05%

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

The following were the primary trading risk exposures of the Partnership as of March 31, 2009 by market sector.

Energy. The Partnership’s primary energy market exposure is to crude oil and brent oil pricing movements, often resulting from political developments in the Middle East or fluctuations in the value of the US dollar. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

ITEM 4T.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter for which this Annual Report on Form 10-Q is being filed and have concluded that the Partnership has effective disclosure controls and procedures (except as described in the Partnership’s Report on Form 10-K for fiscal year 2008) to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

There were no changes to internal control over financial reporting procedures occurring during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Partnership has yet to receive final distributions from Refco Capital Markets in connection with the Partnership’s participation in the Settlement Agreement in the Refco Capital Markets bankruptcy as previously reported.

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

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action first filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleged that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and sought judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Circuit Court of Cook County, Illinois, which was later amended to add Connie M. Watkins and John V. Watkins as plaintiffs. On March 1, 2007, the Court granted plaintiffs certain discovery related to personal jurisdiction over defendant James Rogers in this matter. All defendants have moved to dismiss the Amended Complaint, and oral argument on those motions was held May 7, 2009.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2009:

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2009	3,690	$123.86
February 28, 2009	2,105	$118.71
March 31, 2009	1,750	$124.28

The Redemption Date Net Asset Values per Unit during the first quarter of 2009 are estimates only. The actual redemption amount of Units redeemed after September 30, 2005 will be finalized upon completion of the 2005 — 2008 audited financial statements, tentatively scheduled to be completed in the later second quarter or early third quarter of 2009. Such redemption proceeds will reflect aggregate Partnership recoveries from Refco Capital Markets’ bankruptcy (and their pro-rata share of future recoveries from Litigation Trust claims) as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2009.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P. (Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)