Form 10-Q
period 2009-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2009-08-13
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

During September and October, 2005, the Partnership transitioned its futures trading activity to Refco LLC, a registered futures broker. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including Refco Capital Markets, but not Refco LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). At the time of these bankruptcy filings, approximately $76 million of Partnership assets, primarily securities, were held in accounts at Refco Capital Markets, representing approximately 68% of the Partnership’s total assets. The Partnership did not authorize the transfer of its securities to Refco Capital Markets. On October 24, 2005, the Partnership and another commodity pool managed by Beeland Management commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of June 30, 2009, approximately 93.98% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $70,725,667, its pro rata share of the distributions, and has allocated them among all partners in the Partnership on a pro-rata basis, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of June 30, 2009, the Partnership has recovered $233,260 in respect to its FX Claims, or approximately 50.79% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

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

The 2008 and 2009 financial information set forth herein is estimated and unaudited. The audit of the Partnership’s financial statements for 2008 has commenced but is not expected to be final until after mid-September 2009. No subscriptions or redemptions will be or have been made on the basis of the estimated values provided in the statements below, which do not reflect any possible losses due to Refco Capital Markets’ bankruptcy. Please see the notes accompanying the Partnership’s financial statements.

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2009 (unaudited) and December 31, 2008 (unaudited)

	6/30/2009 (unaudited)	12/31/2008 (unaudited)
ASSETS
Cash at bank	$34,754,729	$28,667,731
Cash at brokers	19,215,214	12,960,253
Investments in US Government obligations	—	8,020,815
Unrealized net trading gains on open futures contracts	—	—
Interest receivable	1,017	85,464
Other receivable	1,152	—

Total Assets	$53,972,112	$49,734,263

LIABILITIES
Commissions payable	$7,728	$8,856
Unrealized net trading losses on open futures contracts	1,157,269	844,438
Accrued management fees – General Partner	42,780	42,936
Administrative fees payable	484,697	499,145
Redemptions payable	1,357,347	1,438,811
Other payable	173,487	—

Total Liabilities	3,223,308	2,834,186

PARTNERS’ CAPITAL
Partners’ Capital	50,748,804	46,900,077

Total Liabilities and Partners’ Capital	$53,972,112	$49,734,263

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of June 30, 2009 (unaudited)

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (98.16% US based)
Energy	107	$78,846	0.16%
Metals	366	998,931	1.97
Agricultural	186	103,769	0.20

	659	1,181,546	2.33%

Unrealized losses (99.08% US based)
Energy	224	207,018	0.41%
Metals	266	262,645	0.52
Agricultural	575	1,869,152	3.68

	1,065	$2,338,815	4.61%

Unrealized net trading gains on open futures contracts		$(1,157,269)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2008 (unaudited)

	Market Value	Percent of Partners’ Capital
US Government Sponsored Institutions: (total cost - $8,013,065)
US Treasury Notes Series D due 1/15/2009 at 3.250% principal amount $3,000,000	3,002,940	6.40
US Treasury Notes Series W due 2/28/2009 at 4.750% principal amount $2,500,000	2,517,875	5.37
US Treasury Bills due 1/22/2009 principal amount $2,500,000	2,500,000	5.33

	$8,020,815	17.10%

Open Futures Contracts:

	Number of Contracts	Market Value	Percent of Partners’ Capital
Unrealized gains (97.45% US based)
Energy	271	$1,175,806	2.51%
Metals	216	511,973	1.09
Agricultural	429	788,204	1.68

	916	$2,475,983	5.28%

Unrealized losses (99.25% US based)
Energy	154	$719,764	1.53%
Metals	315	2,127,244	4.54
Agricultural	213	473,413	1.01

	864	$3,320,421	7.08%

Unrealized net trading gains on open futures contracts		$(844,438)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)

	3 months ended 6/30/2009	3 months ended 6/30/2008	6 months ended 6/30/2009	6 months ended 6/30/2008
Trading gains (losses):
Realized net trading gains (losses) – commodities	$10,155,726	$13,383,221	$5,649,684	$23,731,302
Realized (losses) on securities	—	(258,413)	(63,229)	145,864
Change in unrealized net trading (losses) – commodities	(2,711,641)	4,866,447	(312,831)	2,961,572
Change in unrealized (losses) on securities	—	(505,952)	—	(390,103)
Foreign exchange (losses)	—	—	—	—
Other gains (losses)	668,510	—	668,510	—
Commissions	(32,754)	(52,188)	(68,682)	(106,248)

Net gains from trading activities	8,079,841	17,433,115	5,873,452	26,342,387

Investment income:
Interest income – US Government obligations	—	710,744	—	1,486,075
Interest income – Other	36,855	133,011	163,774	254,685

	36,855	843,755	163,774	1,740,760

Expenses:
Management fees – General Partner	115,673	266,745	226,231	524,945
Administrative fees	195,380	404,237	388,146	798,830

	311,053	670,982	614,377	1,323,775

Net investment income (loss)	(274,198)	172,773	(450,603)	416,985

Net income (loss)	$7,805,643	$17,605,888	$5,422,849	$26,759,372

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)

	6 months ended 6/30/2009	6 months ended 6/30/2008
Partners’ Capital at beginning of period	$43,592,808	$98,140,029
Contributions	—	—
Net income	7,805,643	26,759,372
Withdrawals	(649,647)	(8,380,143)

Partners’ Capital at end of period	$50,748,804	$116,519,258

Per unit data

	6/30/2009	6/30/2008
Net asset value	$146.63	$295.18

Units outstanding	346,089	394,741

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Six Months Ended June 30, 2009 (unaudited) and June 30, 2008 (unaudited)

Per Unit Performance

	3 months ended 6/30/2009	3 months ended 6/30/2008	6 months ended 6/30/2009	6 months ended 6/30/2008
Net asset value per unit at the beginning of the period	$124.28	$251.72	$130.90	$230.21
Income
Net Trading Gains (Losses)	23.13	43.02	17.01	63.95
Investment
Investment Income	0.11	2.09	0.47	4.23
Expenses	(0.89)	(1.66)	(1.75)	(3.22)

Net investment income (loss)	(0.78)	0.43	(1.28)	1.01

Net income (loss) per Unit	22.35	43.45	15.73	64.96

Net Asset Value per unit at the end of the period	$146.63	$295.17	$146.63	$295.17

	3 months ended 6/30/2009	3 months ended 6/30/2008	6 months ended 6/30/2009	6 months ended 6/30/2008
Ratio of Net Investment Income (Loss) to Average Partners’ Capital	-0.58%	0.16%	-0.98%	0.38%
Ratio of Expenses to Average Partners’ Capital	0.66%	0.61%	1.33%	1.21%
Total Return	17.98%	17.26%	12.02%	28.22%

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The Partnership paid a monthly management fee to the General Partner equal to 0.08333% of the net assets of all Capital Accounts contributed by Limited Partners at the close of the preceding month (1.00% per annum).

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 6/30/2009	3 months ended 6/30/2008	6 months ended 6/30/2009	6 months ended 6/30/2008
Management fees – General Partner	195,380	404,237	388,145	798,830
Selling fees – Uhlmann	—	—	—	—

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

The following tables summarize quantitative information required by SFAS 161:

Derivatives not designated as hedging instruments under SFAS 133

	Asset Derivatives June 30, 2009 Fair Value Equity in broker trading account	Liability Derivatives June 30, 2009 Fair Value Equity in broker trading account	Net Derivatives June 30, 2009 Fair Value Equity in broker trading account
Agricultural contracts	$103,769	$1,189,152	$(1,765,383)
Energy contracts	78,846	207,108	(128,172)
Metals contracts	998,931	262,645	736,286

Totals	$1,181,546	$2,338,815	$(1,157,269)

Trading Revenue For the Six Months Ended June 30, 2009

Type of Instrument	Total
Agricultural contracts	$-541,512
Energy contracts	3,533,916
Metals contracts	2,344,449

$5,336,853

Trading Revenue For the Six Months Ended June 30, 2009

Line Item in Income Statement	Amount
Realized	5,649,684
Change in Unrealized	(312,831)

$5,336,853

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

The fair value of financial instruments at June 30, 2009, consisted of the following:

	Level 1	Level 2	Total
Assets:
Money market fund(1)	$34,754,729		$34,754,729
Futures contracts	$(1,157,269)		$(1,157,269)

(1)	Included in cash and cash equivalents

Note 5. Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At June 30, 2009, the Partnership was not accepting contributions from new or existing investors.

As of June 30, 2009 and December 31, 2008, the General Partner has a capital balance of $592,154 and $528,605, respectively, in the Partnership.

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

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately thirty days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of June 30, 2009, approximately 93.98% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $70,725,667, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro-rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of June 30, 2009, the Partnership has recovered $233,260 in respect to its FX Claims, or approximately 50.79% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of Refco Capital Markets, above and beyond amounts received under the settlement with Refco Capital Markets itself.

On November 25, 2005, Refco, LLC filed its petition for relief as a commodity broker under subchapter IV of Chapter 7 of the Bankruptcy Code. As the Partnership stated in the Adversary Proceedings, the General Partner had specifically authorized and directed that the Partnership Assets be transferred to customer segregated accounts at Refco, LLC and that those assets were improperly diverted to Refco Capital Markets. The Partnership filed an official proof of claim in the Refco, LLC case on July 12, 2006. On October 3, 2006, following a three day trial in late September, the Partnership agreed to settle its claims against Refco, LLC and has received $6,227,819 in proceeds from that settlement, equal to approximately 8.28% of the value of the Partnership’s claims against Refco Capital Markets, such proceeds were allocated among all partners in the Partnership as of October 31, 2005 on a pro rata basis, with redeemed partners receiving cash distributions. Funds distributed from the bankruptcy Trustee that are in excess of the book value carried by the Fund are booked and presented as Other Income.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

The General Partner anticipates that there are additional distributions yet to be received from the Refco Capital Markets Bankruptcy Global Settlement and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at June 30, 2009, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

As described herein, Refco Capital Markets, Ltd. has yet to distribute a portion of the Refco Capital Markets bankruptcy settlement proceeds and the Partnership is entitled to participate in recoveries of the Refco Capital Markets Litigation Trust. Because the audit of the Partnership’s financial statements for 2005 through 2008 is not complete as of the filing date hereof, the Partnership is able to provide only estimated values for its Units. Nevertheless, the Partnership is continuing its operations tracking the Rogers International Commodity Index, at a 100% level and provides monthly special redemptions which allow limited partners to receive a portion of the Partnership’s assets attributable to their interests in the Partnership, with the balance of their redemption proceeds to be distributed once such audit is complete, which is anticipated to be later in the third quarter of 2009. Such redemption proceeds will reflect aggregate Partnership recoveries from Refco Capital Markets’ bankruptcy (and their pro-rata share of future recoveries from the Litigation Trust claims) as well as all expenses incurred in connection with recovering the Partnership’s assets from Refco Capital Markets.

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

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on between approximately 80% to 100% of its assets. The bankruptcy of Refco Capital Markets will, however, have an impact on the actual return of the Partnership to investors. The magnitude of that impact cannot be accurately assessed as of the date of the filing of this Report.

At June 30, 2009 and 2008, the Partnership’s net assets were $50,748,804 and $116,519,258, respectively.

	3 months ended June 30, 2009	3 months ended June 30, 2008	6 months ended June 30, 2009	6 months ended June 30, 2008
Net Revenues
Realized net trading gains	$10,155,726	$13,124,808	$5,586,455	$23,877,166
Unrealized trading gains (losses)	(2,711,641)	4,360,495	(312,831)	2,571,469
Other gains (losses)	668,510	—	668,510	—
Interest income	36,855	843,755	163,774	1,740,760
Commissions	(32,754)	(52,188)	(68,682)	(106,248)
Foreign exchange gain (losses)	—	—	—	—
Total Net Revenues	$8,116,696	$18,276,870	$6,037,226	$28,083,147

	3 months ended June 30, 2009	3 months ended June 30, 2008	6 months ended June 30, 2009	6 months ended June 30, 2008
Operating Expenses
Management fees	$115,673	$266,745	$226,231	$524,945
Administrative fees	195,380	404,237	388,146	798,830
Total Operating Expenses	$311,053	$670,982	$614,377	$1,323,775
Net Income (Loss)	$7,805,643	$17,605,888	$5,422,849	$26,759,372

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

Units of the Fund posted a net gain of 1.52% in April. The agriculture and metals sector posted gains of 1.15% and 1.04%, respectively while the energy sector posted a loss of -0.51%. The top performing commodities for the Fund were cotton, copper, soybeans, aluminum, and tin. The highest grossing commodities for April were tin, nickel, cotton, soybean meal, and soybeans.

Units of the Fund posted a net gain of 16.53% in May. The performance of the Index’s sectors was positive. The energy, agriculture, and metals sector posted gains of 11.03%, 3.51%, and 2.08%, respectively. The top performing commodities for the Fund were RBOB gasoline, crude oil, brent oil, silver, and oats. The highest grossing commodities for May were crude oil, brent oil, wheat, RBOB gasoline, and silver.

Units of the Fund posted a net loss of -0.27%. For the month of June, the performance of the Index’s energy and metals sectors was positive while the agriculture sector was negative. The energy, agriculture, and metals sector posted returns of 1.69%, 0.38%, and -3.37%, respectively. The top performing commodities for the Fund were aluminum, nickel, sugar, lead, and palladium. The highest grossing commodities for June were crude oil, brent oil, aluminum, sugar, and lead. Accordingly, the Fund’s year-to-date return is 12.02%.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2009 and December 31, 2008.

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

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2009.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$980,175	1.93%
Metals	$1,034,176	2.04%
Energy	$1,981,990	3.91%
TOTAL:	$3,996,341	7.88%

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2008.

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,637,399	3.49%
Metals	$1,546,579	3.30%
Energy	$2,466,314	5.26%
TOTAL:	$5,650,292	12.05%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value). Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this risk of loss.

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

The following were the primary trading risk exposures of the Partnership as of June 30, 2009 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Because the Partnership is designed to replicate the composition of a commodity index, Beeland Management adjusts the Partnership’s portfolio only as necessary to accommodate expirations in particular commodity futures contracts and to adjust overall position size for changes resulting from subscriptions and redemptions to the Partnership. Beeland Management, through its representative on the RICI Committee, might also initiate an adjustment to reflect a change in the commodity index itself. Except as may be involved in these situations, Beeland Management has no discretion over the positions the Partnership maintains. Consequently, Beeland Management does not apply risk management techniques in its trading decisions as such decisions depend largely on factors such as contract expiration and the level of investor participation in the Partnership which are exogenous to market prices. The Partnership initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

ITEM T.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the fiscal quarter for which this Annual Report on Form 10-Q is being filed and have concluded that the Partnership has effective disclosure controls and procedures (except as described in the Partnership’s Report on Form 10-K for fiscal year 2008) to ensure that material information relating to the Partnership is made known to them by others within the Partnership, particularly during the period in which this quarterly report is being prepared. There have been no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Partnership has yet to receive final distributions from Refco Capital Markets in connection with the Partnership’s participation in the Settlement Agreement in the Refco Capital Markets bankruptcy as previously reported.

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief. This action was stayed pending the resolution of personal jurisdiction issues in the Lane case discussed below. However, the same plaintiffs, Connie M. Watkins and John V. Watkins, joined the Lane plaintiffs in the nearly identical Illinois state court action discussed below, and that action was dismissed.

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action first filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleged that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and sought judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Circuit Court of Cook County, Illinois, which was later amended to add Connie M. Watkins and John V. Watkins as plaintiffs. On June 16, 2009, the court granted defendants’ motions to dismiss the complaint for failure to state a claim, but held that it had personal jurisdiction over Rogers. Plaintiffs did not appeal.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2009:

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2009	1,664	$126.17
May 31, 2009	1,055	$147.03
June 30, 2009	1,941	$146.63

The Redemption Date Net Asset Values per Unit during the second quarter of 2009 are estimates only. The actual redemption amount of Units redeemed after September 30, 2005 will reflect any losses due to Refco Capital Markets’ bankruptcy as well as all expenses incurred in connection with recovering Partnership assets from Refco Capital Markets, whether such losses or expenses were incurred before or after the effective date of a post September 30, 2005 redemption date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2009.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)