Form 10-Q
period 2009-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2009-11-16
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS

Equity in brokers trading accounts:
U.S. Government securities, at fair value	$—	$8,020,815
Cash at brokers	51,080,434	40,655,791
Unrealized net trading gains (losses) on open futures contracts	475,851	(844,438)

Total equity in brokers trading accounts	51,556,285	47,832,168

Cash and cash equivalents	236,720	972,194
Interest receivable	172	85,464
Other receivable	—	30,201

Total assets	$51,793,177	$48,920,027

LIABILITIES

Brokerage commissions payable	$7,554	$8,856
Accrued management fees – General Partner	36,498	37,824
Administrative fees payable	796,668	501,156
Redemptions payable	1,388,473	1,455,179

Total liabilities	2,229,193	2,003,015

PARTNERS’ CAPITAL

Partners’ capital (net assets)	49,563,984	46,917,012

Total liabilities and partners’ capital	$51,793,177	$48,920,027

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of September 30, 2009 (unaudited)

	Unrealized Net Trading Gains (Losses) on Open Futures Contracts (Fair Value)	Percent of Partners’ Capital

Long futures contracts:

U.S. Futures Positions*
Agricultural	$(869,941)	(1.75)%
Metals	342,255	0.69
Energy	611,806	1.23

Total U.S. Futures Positions	84,120	0.17

Foreign Futures Positions*
Agricultural	(29,709)	(0.06)
Metals	421,440	0.85

Total Foreign Futures Positions	391,731	0.79

Total Long Futures Contracts	$475,851	0.96%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Schedule of Investments as of December 31, 2008

	Fair Value	Percent of Partners’ Capital
U.S. Government securities:
(total cost - $8,013,065)

U.S. Treasury Notes Series D due 1/15/2009 at 3.250%, principal amount $3,000,000	$3,002,940	6.40%
U.S. Treasury Notes Series W due 2/28/2009 at 4.750%, principal amount $2,500,000	2,517,875	5.37
U.S. Treasury Bills due 1/22/2009 at 0.000%, principal amount $2,500,000	2,500,000	5.33

	$8,020,815	17.10%

	Unrealized Net Trading Gains (Losses) on Open Futures Contracts (Fair Value)	Percent of Partners’ Capital
Long futures contracts:

U.S. Futures Positions*
Agricultural	$276,329	0.59%
Metals	311,490	0.66
Energy	456,041	0.97

Total U.S. Futures Positions	1,043,860	2.22

Foreign Futures Positions*
Agricultural	38,462	0.08
Metals	(1,926,760)	(4.10)

Total Foreign Futures Positions	(1,888,298)	(4.02)

Total Long Futures Contracts	$(844,438)	(1.80)%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)

	3 months ended September 30, 2009	3 months ended September 30, 2008	9 months ended September 30, 2009	9 months ended September 30, 2008
Net trading gains (losses):
Realized	$(947,021)	$(18,018,170)	$4,639,431	$5,713,209
Change in unrealized	1,633,120	(13,138,938)	1,320,289	(10,177,443)
Commissions	(26,632)	(40,968)	(95,314)	(147,216)

	659,467	(31,198,076)	5,864,406	(4,611,450)

Investment income:
Interest income	25,783	518,200	189,556	2,014,720
Other income	—	—	560,214	—

	25,783	518,200	749,770	2,014,720

Expenses:
Management fees – General Partner	126,636	261,649	352,928	787,298
Administrative fees	216,352	395,640	617,578	1,194,470

	340,988	657,289	970,506	1,981,768

Net investment income (loss)	(317,205)	(139,089)	(220,736)	32,952

Net income (loss)	$342,262	$(31,337,165)	$5,643,670	$(4,578,498)

Net increase (decrease) in NAV per GP and LP unit	$0.98	$(81.18)	$16.36	$(16.21)

Net income (loss) per General and Limited Partner unit (based on weighted average number of units outstanding during the period):

General Partner	$0.98	$(81.18)	$16.37	$(23.37)
Limited Partners	$1.00	$(81.60)	$16.22	$(11.25)

Net income (loss) per General and Limited Partners:

General Partner	$3,953	$(346,509)	$66,096	$(69,176)
Limited Partners	338,309	(30,990,656)	5,577,574	(4,509,322)

	$342,262	$(31,337,165)	$5,643,670	$(4,578,498)

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2009 and September 30, 2008 (unaudited)

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2008	354,252	$46,388,210	4,038	$528,802	$46,917,012

Contributions	—	—	—	—	—

Net income	—	5,577,574	—	66,096	5,643,670

Withdrawals	(21,840)	(2,996,698)	—	—	(2,996,698)

Partners’ capital (net assets), September 30, 2009	332,412	$48,969,086	4,038	$594,898	$49,563,984

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2007	422,040	$97,301,181	4,269	$984,118	$98,285,299

Contributions	—	—	—	—	—

Net loss	—	(4,509,322)	—	(69,176)	(4,578,498)

Withdrawals	(49,337)	(12,905,377)	—	—	(12,905,377)

Partners’ capital (net assets), September 30, 2008	372,703	$79,886,482	4,269	$914,942	$80,801,424

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Nine Months Ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)

Per Unit Performance

	3 months ended September 30, 2009	3 months ended September 30, 2008	9 months ended September 30, 2009	9 months ended September 30, 2008
Net asset value per unit at the beginning of the period	$146.33	$295.52	$130.95	$230.55
Income (loss) from operations:
Net trading gains (losses)	1.90	(80.82)	16.99	(16.29)
Investment income:
Total investment income:	0.08	1.35	2.16	5.01

Expenses:
Total expenses	(1.00)	(1.71)	(2.79)	(4.93)

Net investment income (loss)	(0.92)	(0.36)	(0.63)	0.08

Net income (loss) per unit	0.98	(81.18)	16.36	(16.21)

Net asset value per unit at the end of the period	$147.31	$214.34	$147.31	$214.34

	3 months ended September 30, 2009	3 months ended September 30, 2008	9 months ended September 30, 2009	9 months ended September 30, 2008
Ratio of net investment income (loss) to average partners’ capital (net assets)	(0.63)%	(0.14)%	(0.47)%	0.03%

Ratio of expenses to average partners’ capital (net assets) (1)	0.68%	0.67%	2.05%	1.93%

Total return	0.67%	(27.47)%	12.49%	(7.03)%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions (see Note 3).

(1)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 1.	Significant Accounting Policies:

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

Basis of presentation: The financial statements included herein were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or for any other period.

Net Assets: The valuation of net assets includes open commodity futures positions and any swap or forward contracts owned by the Partnership at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals partners’ capital.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition.

Profit and Loss Allocation: Limited partners and the General Partner share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to total partners’ capital.

Income Taxes: No provision for Federal income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income or loss. The Partnership has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which it adopted January 1, 2007, and has determined that FIN 48 does not have a material impact on the Fund’s financial statements. In connection with the application of FIN 48, the Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense. The Partnership files U.S. federal and state tax returns. The 2006,2007, and 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments: Securities and derivative financial instruments are recorded at fair value.

Revenue Recognition: Futures and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset. Fair value of exchange-traded contracts is based upon exchange settlement prices. U.S. Government securities and U.S. government-sponsored enterprises are stated at cost plus accrued interest, which approximates fair value.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 1.	Significant Accounting Policies (Continued):

Interest Income Recognition: The Partnership records interest income on the accrual basis.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation: Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized gain or loss from investments.

Ongoing Offering Expenses: Ongoing offering expenses are accrued on an ongoing basis and charged to expense as incurred.

Deposits with Brokers: The Partnership deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills, U.S. Treasury notes, Government-sponsored enterprises and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Redemptions Payable: Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), redemptions approved by the General Partner prior to month-end are reflected as redemptions payable (see Note 4).

Statement of Cash Flows: The Partnership has elected not to present a statement of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Recently Issued Accounting Pronouncements: In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (SFAS 165) which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification launched on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification will have an impact to the Fund’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification. Management of the Partnership has elected to defer removal of prior FASB references until issuance of the annual financial statements for the year ended December 31, 2009.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value of Financial Instruments:

Effective January, 1, 2008, the Partnership adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (SFAS 157) issued by the FASB. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below.

Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2. Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3. Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The following section describes the valuation techniques used by the Fund to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

The fair values of exchange traded futures contracts are based upon exchange settlement prices. Fair value of non-exchange traded futures contracts is based on third-party quoted dealer values on the Interbank market. Government-sponsored enterprises are stated at cost plus accrued interest, which approximates fair value. Money market funds are valued using quoted market prices. These financial instruments are classified as Level 1 of the fair value hierarchy.

U.S. government securities are stated at cost plus accrued interest, which approximates fair value based on a model that incorporates market observable data such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value of Financial Instruments (Continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 using the fair value hierarchy of SFAS 157:

Description	September 30, 2009 Level 1	December 31, 2008 Level 1
Equity in brokers trading account:
Futures contracts	$475,851	$(844,438)
U.S. Government securities		8,020,815
Cash at brokers:
Money market funds	43,834,679	26,964,746

Total assets at fair value	$44,310,530	$34,141,123

At September 30, 2009 and December 31, 2008 there are no Level 2 or Level 3 assets or liabilities.

Derivative Instruments

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

The following tables summarize quantitative information required by SFAS 161:

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value of Financial Instruments (Continued):

Derivatives not designated as hedging instruments under SFAS 133
	Asset Derivatives September 30, 2009 Fair Value Equity in broker trading account	Liability Derivatives September 30, 2009 Fair Value Equity in broker trading account	Net Derivatives September 30, 2009 Fair Value Equity in broker trading account
Agricultural contracts	$178,262	$(1,077,912)	$(899,650)
Metals contracts	931,521	(167,826)	763,695
Energy contracts	636,801	(24,995)	611,806

Totals	$1,746,584	$(1,270,733)	$475,851

Trading Revenue For the			Trading Revenue For the
Type of Instrument	3 months ended 9/30/2009	9 months ended 9/30/2009	Line Item in Income Statement	3 months ended 9/30/2009	9 months ended 9/30/2009

Agricultural contracts	$(465,109)	$(1,003,283)	Realized	$(947,021)	$4,639,431
Metals contracts	1,902,167	4,251,286
Energy contracts	(750,959)	2,711,717	Change in unrealized	1,633,120	1,320,289

	$686,099	$5,959,720		$686,099	$5,959,720

Trading income is exclusive of brokerage commissions.

For the nine months ended, September 30, 2009, the monthly average of contracts bought and sold was 1,787.

Note 3.	Agreements and Related-Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C. including trading decisions.

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the net assets of the Fund at the close of the preceding month (1.00% per annum).

The Partnership is responsible for the administrative expenses and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 3.	Agreements and Related-Party Transactions (Continued):

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units. The Partnership has not accepted contributions from new or existing investors since October 1, 2005.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. Trailing servicing fees are paid beginning the 13th month that a unit has been outstanding.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions.

Fund Dynamics, LLC, an affiliate of the General Partner through common management, acts as the Partnership’s administrator. Effective, January 1, 2007 Fund Dynamics, LLC has calculated both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 9/30/2009	3 months ended 9/30/2008	9 months ended 9/30/2009	9 months ended 9/30/2008

Management fees – General Partner	$126,637	$261,649	$352,928	$787,298
Administrative fees – Fund Dynamics	30,606	52,038	88,701	162,579
Trailing servicing fees – Uhlmann	84,896	171,912	235,186	516,935

Note 4.	Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At September 30, 2009, the Partnership was not accepting contributions from new or existing investors.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month-end divided by the number of outstanding units.

Previously, limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 6), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the expenses of Refco Capital Market’s bankruptcy. Redemption values are based on total net assets of the Partnership.

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

Market Risk - Market risks arise from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional contract value of futures contracts purchased. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. The use of financial instruments may serve to modify or offset market risk associated with other transactions.

Credit Risk - Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is generally the net unrealized gain on the open positions plus the value of the margin or collateral held by the counterparty. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges. Financial instruments traded off-exchange give rise to the risk of the failure of, or the inability or refusal to perform by, the counterparties to such trades.

Concentration of Credit Risk - The Partnership clears all of its futures trades through one clearing broker, MF Global, Inc. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions.

The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits.

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

The unrealized net trading gains (losses) on open futures contracts is comprised of the following:

	September 30, 2009	December 31, 2008
Gross unrealized gains	$1,746,584	$2,475,983
Gross unrealized losses	(1,270,733)	(3,320,421)

Net unrealized trading gains (losses)	$475,851	$(844,438)

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 6.	Litigation Proceedings and Loss Contingency

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

On October 24, 2005, the Partnership and another commodity pool managed by the General Partner commenced an adversary proceeding (the “Adversary Proceedings”) in the Bankruptcy Court against Refco Capital Markets alleging that Refco Capital Markets wrongfully and fraudulently obtained possession of the Partnership’s assets and requesting, among other things, a constructive trust and that the Court enter judgment requiring that property to be returned to the Partnership immediately. On February 28, 2006, the Bankruptcy Court ordered that a trial in the Adversary Proceedings shall commence on a date approximately 30 days after the Bankruptcy Court enters an order or stipulation determining a motion to convert Refco Capital Markets’ Chapter 11 case to a case under the stockbroker liquidation provisions of Chapter 7 of the Bankruptcy Code. A preliminary ruling was issued on that motion on March 14, 2006 finding Refco Capital Markets to be a “stockbroker” and therefore ineligible for Chapter 11 relief, but, at the request of the parties, the Bankruptcy Court deferred action on that motion, thereby allowing the parties an opportunity to pursue a potential global Chapter 11 plan for Refco Capital Markets and one or more other Refco entities. On or about June 29, 2006, a settlement agreement was reached by and among Refco Capital Markets, through its trustee in its Chapter 11 bankruptcy case, and certain customers and other creditors of Refco Capital Markets (the “Settlement Agreement”). On or about July 20, 2006, the Partnership joined the Settlement Agreement, settling its claims in the Adversary Proceedings and agreeing to receive the same rights and benefits, including the rights of distribution, as securities customers of Refco Capital Markets, while preserving its rights to pursue claims against Refco, LLC, as described below. The Bankruptcy Court approved the settlement at a hearing held on September 14, 2006. At that hearing, a global settlement was announced that would resolve key disputes among all of the Refco entity bankruptcy estates. The Partnership is among many parties to the global settlement which is embodied in a disclosure statement and plan of reorganization filed by the Refco debtors at the end of the settlement hearing. The Bankruptcy Court entered an order approving the disclosure statement on October 20, 2006 and confirmed the plan of reorganization at a hearing held December 15, 2006. Under the plan of reorganization, securities customers of Refco Capital Markets were expected to receive approximately 85% of the value of their securities claims. As of September 30, 2009, approximately 93.98% of the value of those claims has been distributed in multiple distributions, and the Partnership has received $70,725,667, its pro rata share of the distributions, and has allocated them among all partners in the Partnership as of October 31, 2005, on a pro rata basis, based on investor units as of October 31, 2005, with redeemed partners receiving cash distributions. In addition to the Partnership’s securities claims, the Partnership has approximately $459,265 in claims related to the Partnership’s over-the-counter commodity contract transactions (“FX Claims”). Under the Refco Capital Markets plan of reorganization, holders of FX claims were expected to receive approximately 37% of the value of those claims. As of September 30, 2009, the Partnership has recovered $233,260 in respect to its FX Claims, or approximately 50.79% of the value of its FX claims and has allocated that amount among all partners in the Partnership, on a pro rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Also, under the plan of reorganization, the Partnership will participate in any recoveries from a Refco Capital Markets

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 6.	Litigation Proceedings and Loss Contingency (Continued):

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

In aggregate through September 30, 2009, the Partnership’s recoveries were approximately $1,471,000 in excess of the claim filed with Refco Capital Markets. These excess recoveries have been allocated among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Of the excess recoveries, approximately $458,000 has been allocated to redeemed limited partners and approximately $645,000 has been allocated to the Partnership. This excess recovery is recorded by the Partnership as $560,000 of other income in the statement of operations for the nine months ended September 30, 2009 and as of year ended December 31, 2008, $85,000. The remainder of this excess recovery, approximately $368,000, was allocated to the General Partner to reimburse the General Partner for expenditures made to defend itself (and the Partnership) against lawsuits brought by limited partners in the Partnership. The General Partner anticipates that there are additional distributions yet to be received from the Refco Capital Markets Bankruptcy Global Settlement and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material. As of September 30, 2009, the Trustee has elected not to make public any information about the Litigation Trust’s settlements. Therefore, Management is unable to estimate the amount that the Partnership may recover from this source.

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

Note 7.	Indemnifications:

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties, both of which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 8.	Subsquent Events:

Subsequent to September 30, 2009, redemptions of interests were $2,996,698 and there were no subscriptions.

Management of the Partnership evaluated subsequent events through November 16, 2009, the date these financial statements were issued. There are no additional subsequent events to disclose.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at September 30, 2009, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At September 30, 2009 and 2008, the Partnership’s net assets were $49,563,984 and $80,801,424, respectively.

Net Revenues	3 months ended September 30, 2009	3 months ended September 30, 2008	9 months ended September 30, 2009	9 months ended September 30, 2008
Realized net trading gains	$(947,021)	$(18,018,170)	$4,639,431	$5,713,209
Unrealized trading gains (losses)	1,633,120	(13,138,938)	1,320,289	(10,177,443)
Interest income	25,783	518,200	189,556	2,014,720
Other income	—	—	560,214	—
Commissions	(26,632)	(40,968)	(95,314)	(147,216)

Total Net Revenues	$685,250	$(30,679,876)	$6,614,176	$(2,596,730)

Operating Expenses	3 months ended September 30, 2009	3 months ended September 30, 2008	9 months ended September 30, 2009	9 months ended September 30, 2008
Management fees	$126,636	$261,649	$352,928	$787,298
Administrative fees	216,352	395,640	617,578	1,194,470

Total Operating Expenses	$342,988	$657,289	$970,506	$1,981,768

Net Income (Loss)	$342,262	$(31,337,165)	$5,643,670	$(4,578,498

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

Units of the Fund posted a net gain of 4.69% in March. The agriculture, energy, and metals sectors posted gains of 1.76%, 1.72%, and 1.42%, respectively. Highest grossing commodities for March were crude oil, copper, corn, brent oil, and lead. Despite the gains in March, the Fund posted a net loss of -5.05% for the quarter ended March 31, 2009.

Units of the Fund posted a net gain of 1.52% in April. The agriculture and metals sectors posted gains of 1.15% and 1.04%, respectively while the energy sector posted a loss of -0.51%. The top performing commodities for the Fund were cotton, copper, soybeans, aluminum, and tin. The highest grossing commodities for April were tin, nickel, cotton, soybean meal, and soybeans.

Units of the Fund posted a net gain of 16.53% in May. The performance of the Index’s sectors was positive. The energy, agriculture, and metals sectors posted gains of 11.03%, 3.51%, and 2.08%, respectively. The top performing commodities for the Fund were RBOB gasoline, crude oil, brent oil, silver, and oats. The highest grossing commodities for May were crude oil, brent oil, wheat, RBOB gasoline, and silver.

Units of the Fund posted a net loss of -0.27%. For the month of June, the performance of the Index’s energy and metals sectors was positive while the agriculture sector was negative. The energy, agriculture, and metals sectors posted returns of 1.69%, 0.38%, and -3.37%, respectively. The top performing commodities for the Fund were aluminum, nickel, sugar, lead, and palladium. The highest grossing commodities for June were crude oil, brent oil, aluminum, sugar, and lead. Accordingly, the Fund’s year-to-date return is 12.02%.

Units of the Fund posted a net gain of 2.15%. For the month of July, the performance of the Index’s agriculture and metal sectors was positive while the energy sector was negative. The metals, agriculture, and energy sectors posted returns of 2.02%, 0.34%, and -0.08% respectively. The top performing commodities for the Fund were rubber, orange juice, aluminum, nickel, and cocoa. The highest grossing commodities for July were aluminum, copper, brent oil, zinc, and lead.

Units of the Fund posted a net loss of -1.60%. For the month of August, the performance of the metals sector was positive while the agriculture and energy sectors were negative. The metals, agriculture, and energy sectors posted returns of 1.22%, -0.85%, and -1.76% respectively. The top performing commodities for the Fund were sugar, copper, lead, palladium, and zinc. The highest grossing commodities for August were sugar, copper, lead, zinc, and silver.

Units of the Fund posted a net gain of 0.16%. For the month of September, the performance of the metals and energy sectors were positive while the agriculture sector was negative. The metals, energy, and agriculture sectors posted returns of 0.50%, 0.24%, and -0.41% respectively. The top performing commodities for the Fund were natural gas, cocoa, silver, lead and lean hogs. The highest grossing commodities for September were natural gas, silver, cotton, corn, and gold. Accordingly, the Fund’s year-to-date return is 12.50%.

2008

Units of the Fund posted a net gain of 3.11% in January. Performance for the index sectors was mixed while metals posted the largest sector gain of 2.18% and agriculture posted gains of 1.39%, the energy sector declined slightly and finished the month down 1.15%. Highest grossing commodities for the Fund’s performance in January were aluminum, corn, copper, wheat, and sugar.

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

Units of the Fund posted another loss in September of -13.80%. All sectors, once again, posted negative return for the third quarter 2008. Highest grossing commodities were gold, rice, greasy wool, azuki beans, and barley. For the nine months ended September 30, 2008, the Fund was down -7.03% year to date.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an unaudited Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2009 and December 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management has effective disclosure controls and procedures (except as described in the Partnership’s Report on Form 10-K for fiscal year 2008) to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared. There have been no significant changes in Beeland Management’s internal controls over financial reporting with respect to the Partnership that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, Beeland Management’s internal controls over financial reporting with respect to the Partnership.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Partnership has yet to receive final distributions from Refco Capital Markets in connection with the Partnership’s participation in the Settlement Agreement in the Refco Capital Markets bankruptcy as previously reported.

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman have been named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleges that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets and seeks judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief. This action was stayed pending the resolution of personal jurisdiction issues in the Lane case discussed below and remains inactive. However, the same plaintiffs, Connie M. Watkins and John V. Watkins, joined the Lane plaintiffs in the nearly identical Illinois state court action discussed below. That action was dismissed, and the dismissal order is final.

Beeland Management Company, L.L.C., Walter Thomas Price III, Allen D. Goodman and James Beeland Rogers, Jr. have been named as defendants, and the Partnership as a nominal defendant, in a class action and derivative action first filed in the United States District Court for the Northern District of Illinois by Steven L. Lane and Pamela I. Lane, as Trustees of the Lane Family Trust dated April 10, 2001. The complaint alleged that the defendants breached their fiduciary duties to the Partnership in the management of the Partnership and were negligent in connection with the transfer of Partnership assets to Refco Capital Markets and sought judgment for damages in an unspecified amount, costs and attorneys’ fees and class certification of the Partnership’s limited partners. Following defendants’ motion to dismiss, plaintiffs voluntarily withdrew their complaint from federal court and filed a similar complaint in the Circuit Court of Cook County, Illinois, which was later amended to add Connie M. Watkins and John V. Watkins as plaintiffs. On June 16, 2009, the court granted defendants’ motions to dismiss the complaint for failure to state a claim, but held that it had personal jurisdiction over Rogers. The dismissal order is final and was not appealed.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Pursuant to the Partnership’s Limited Partnership Agreement, investors may redeem their units at the end of each calendar month at the then current month-end net asset value per unit. The redemption of units has no impact on the value of units that remain outstanding, and units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2009:

Month:	Units Redeemed:	NAV per Unit ($):
July 30, 2009	2,116	$149.48
August 31, 2009	4,667	$147.08
September 30, 2009	2,851	$147.31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/S/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member

By:	/S/ ALLEN D. GOODMAN
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)