Form 10-K/A
period 2008-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2010-02-05
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2008, 2007, 2006 and 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

As further explanation below, this amendment is filed to amend the Partnership’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2007, 2006, and 2005.

During September and early October, 2005, Rogers International Raw Materials Fund, L.P. (the “Partnership”) transitioned its commodity trading execution and clearing activity to Refco, LLC, a registered futures commission merchant. On October 10, 2005, Refco Inc., the parent company of Refco, LLC, announced that it had discovered a receivable owed by an entity controlled by its then Chief Executive Officer in an amount of approximately $430 million. On October 11, 2005, the Partnership learned that approximately 68% of it assets, primarily U.S. government securities, were being held in an account at Refco Capital Markets (“RCM”), an unregistered, offshore affiliate of Refco, LLC. The Partnership had never authorized the transfer of its assets to RCM and, despite repeated efforts prior to October 17, 2005, was unsuccessful in having RCM transfer those assets from RCM to the Partnership’s account at Refco, LLC or any other account of the Partnership. On October 17, 2005, Refco Inc. and a number of its subsidiaries, including RCM but not Refco, LLC, filed voluntary Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the Southern District of New York. On October 24, 2005, the Partnership commenced an adversary proceeding (the “Adversary Proceeding”) against RCM alleging that RCM wrongfully and fraudulently obtained possession of the Partnership’s assets. On or about July 20, 2006, the Partnership joined a settlement agreement among RCM and certain of its customers and other creditors settling its claims in the Adversary Proceeding while preserving its rights to pursue claims against Refco, LLC. The Partnership also agreed to participate in the Refco Capital Markets Litigation Trust, formed to bring claims against third parties in the name of RCM, to seek recoveries above and beyond amounts received under the settlement with RCM itself.

On November 25, 2005, Refco, LLC filed a petition for relief as a commodity broker under Chapter 7 of the Bankruptcy Code. The Partnership filed a proof of claim in the Refco, LLC case in July 2006 and in October 2006 settled its claims against Refco, LLC.

Because it was unknown at the time whether or not the Partnership would sustain a loss on its assets embroiled in the Refco bankruptcy, or the amount of any such loss, the Partnership was unable to provide sufficient information for an unqualified opinion on the Partnership’s financial statements to be issued by its independent registered public accountants for the financial statements to be included in the Partnership’s Annual Reports for fiscal years 2005, 2006, 2007 and 2008. Nevertheless, the Partnership filed Annual Reports on Form 10-K for those fiscal years with estimated, unaudited financial information.

This Amendment amends the Partnership’s Annual Reports on Form 10-K for those fiscal years and includes audited financial information for fiscal years 2005, 2006, 2007 and 2008.

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

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the Partnership’s futures commission merchant and were used to acquire a portfolio of futures positions, consistent with the Partnership’s trading policies, as well as U.S. Government obligations.

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $245,405,200, and a total of 677,673.54 of Units have been sold to the public.

The Partnership will terminate December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement.

(b) Financial information about industry segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® . The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of Units and from the retention of any profits generated from the Partnership’s trading. The Partnership has not offered its Units for sale since early October 2005.

The Index was developed by James Beeland Rogers, Jr. to be a balanced, representative, international raw materials index. Beeland Management believes that the Index includes most of the publicly traded raw materials used in international commerce for which futures contracts or forward contracts are regularly traded in recognized markets. Beeland Management attempts to replicate the composition of the Index using various commodity futures contracts. The initial components of the Index and their weightings were chosen by Mr. Rogers based on his perception of the relative importance of the underlying raw materials in international trade and commerce. A committee now formulates and enacts all business assessments and decisions regarding the composition of the Index. Mr. Rogers, as the founder and owner of the Index, chairs that committee and is the final arbiter of its decisions. “Rogers International Commodity Index” is a registered service mark of Beeland Interests, Inc., a company wholly owned by Mr. Rogers. Beeland Management uses and publishes the Index and markets products designed to track the Index pursuant to a nonexclusive license from Beeland Interests, Inc.

Since the Partnership’s portfolio is based on the Index, there is no active trading by Beeland Management in the traditional sense. Unlike with most commodity pools, commodity contracts are not bought or sold to take advantage of hoped for price movement. Other than effecting trades to reflect a possible adjustment in the composition of the Index or the weightings among its components, the only regular trading performed by Beeland Management is for rolling positions from near delivery dates to later delivery dates to ensure that the Partnership will not take actual delivery of a physical commodity. These rolling trades, made pursuant to a predetermined formula and rules, are placed and effected, to the extent possible, as spread transactions in which the Partnership simultaneously buys and sells futures contracts corresponding to the same commodity but for delivery in different months.

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

MF Global Inc. acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc. acts as introducing broker for the Partnership. The Partnership is open-ended and may offer Units at the net asset value as of the first day of each month, although it was not doing so as of the date hereof or as of December 31, 2008, 2007, 2006 or 2005. Unitholders normally may be redeemed upon 6 business days’ written notice to the Partnership’s administrator.

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

The Rogers International Commodity Index, upon which the Partnership’s trading is based, is likely to be volatile and could suffer from periods of prolonged decline in value. The Index is comprised of 37 different commodities. At any time, the price of any component commodity of the Index may be affected by various factors, such as the weather or world political or economic events. The Partnership’s success depends on the increasing price of the raw materials represented by the Index. Investors will receive a positive return on investment only if the price of raw materials increases at a rate that exceeds the management, subscription and other fees involved.

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

An investment in the Partnership could increase rather than reduce overall portfolio losses during periods when the Partnership, as well as stocks and bonds, decline in value. There is no way of predicting whether the Partnership will lose more or less than stocks and bonds in declining markets. Accordingly, you must not consider the Partnership to be a hedge against losses in your stock and bond portfolios.

Illiquid markets could make it impossible to realize profits or limit losses.

Futures markets are sometimes illiquid. In illiquid markets, the Partnership may not be able to execute its transactions in a timely manner resulting in greater than normal Index tracking error.

Market illiquidity can arise from the various regulations that are applicable to futures trading, such as the “daily price fluctuation limits” or “daily limits” regulations. The daily limits are the maximum amount the price of a futures contract may vary either up or down from the previous day’s settlement price. No trades may be made at a price beyond the daily limits.

Market illiquidity also occurs in a “thin” market where the volume of buy and sell orders in a market is relatively small. Market illiquidity can also occur because many trading approaches use similar analyses. This can lead to the bunching of buy and sell orders, which makes it more difficult for a position to be acquired or liquidated. It is also possible that an exchange or the CFTC may suspend trading in a particular contract, order immediate liquidation and settlement of a particular contract, or order that trading in a particular contract be conducted for liquidation only.

The Partnership may even be required in extreme circumstances to take delivery of the commodity underlying a particular position if the related futures contract cannot be offset prior to its expiration date.

The Partnership could have its trading disrupted due to the failure of exchanges or clearinghouses or could lose assets deposited with futures commission merchants or brokers.

Futures contracts are traded on a commodity exchange. The Partnership could have its trading disrupted if the exchanges on which the Partnership trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets or other factors. Assets of the Partnership are deposited with futures commission merchants, who execute futures contracts, as well as with broker-dealers who execute transactions in government securities and brokers or dealers who execute forward contracts. The Partnership could lose some or all of the assets held at its futures commission merchant or broker or dealer if such party were to become insolvent or bankrupt.

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

Other investors replicating the Index may limit liquidity and increase competition.

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

Price Futures Group is the introducing broker which introduces trades to MF Global and as such receives a portion of the commissions. The fees and commissions and other terms applicable to the general partner’s business dealings with the Partnership were not negotiated on an arms-length basis. Accordingly, there can be no assurance that the terms of the Partnership are as favorable as could have been obtained if negotiated at arms-length.

The units are not a liquid investment; you will be limited in your ability to transfer units.

Substantial restrictions and conditions are imposed upon the redemption of units. Generally, Limited Partners may only redeem units as of the end of each month after furnishing Beeland Management with 6 days prior written notice of the limited partner’s desire to redeem units.

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

Limited partners will not participate in management of the Partnership’s business and must rely on Beeland Management to adequately manage the Partnership’s affairs.

You may not participate in the management or control of the Partnership or the conduct of its business. You will have limited voting rights with respect to the Partnership’s affairs. Accordingly, You must rely upon Beeland Management to manage the Partnership’s affairs in the best interests of the limited partners.

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

Since the Partnership will only trade in certain commodities markets, an investment in the Partnership, alone, may not diversify an investor’s portfolio.

Since the Partnership engages only in the trading of futures contracts and forward contracts on certain commodities, an investment in the Partnership, alone, may not adequately diversify an investor’s portfolio. Ordinarily, and for most investors, an investment in the Partnership should be made only if an investor’s overall portfolio is diversified into other markets and an investment in the Partnership represents only a small percentage of the investor’s overall investment portfolio.

Position limits may require the Partnership to liquidate positions, potentially resulting in losses or reduced profits.

Trading instructions may have to be modified and positions held by the Partnership may have to be liquidated, in order to avoid exceeding position limits applicable to some of the commodities traded by the Partnership. Such modification or liquidation could adversely affect the operations and profitability of the Partnership.

The offering of units has not been subject to independent review.

Beeland Management is represented by counsel in connection with its operation of the Partnership, but such counsel does not represent the Partnership or the limited partners in connection with the Partnership. Accordingly, you should consult your own legal, tax and financial advisors prior to investing in the Partnership.

Regulations governing the futures market may change and could adversely affect the Partnership’s operations.

The regulation of the United States and foreign futures markets has undergone substantial change over the years, and further changes should be expected. It is impossible to predict, however, what changes may occur, or the effect of any such changes on the Partnership, although they could be substantial. The Partnership is not aware of any pending or threatened regulatory developments that might materially affect the Partnership. However, regulatory initiatives could develop suddenly and without notice.

The Partnership is not regulated as an investment company or mutual fund.

Although Beeland Management is subject to regulation by the CFTC and the Partnership itself is subject to reporting requirements and other regulation applicable to public companies in the United States, the Partnership is not an investment company or mutual fund registered under the Investment Company Act of 1940. Accordingly, investors in the Partnership are not accorded the protections of such legislation.

Limited partners will owe taxes on the Partnership’s profits but will very likely never receive any distributions from the Partnership.

The Partnership is not required to make any distributions, and it is likely that no distributions will ever be made because the principal objective of the Partnership is to increase capital by assuming positions consistent with the Index, not to create cash flow. If you are an individual or entity subject to U.S. taxes (e.g., not a tax-exempt entity such as an IRA or pension plan), you will be taxed on your share of Partnership income or gain each year, whether or not you redeem units or receive distributions from the Partnership.

You could owe tax on your share of the Partnership’s ordinary income despite overall losses.

You may be required to pay tax on your allocable share of the Partnership’s ordinary income even though the Partnership incurs overall losses.

If the Partnership’s and the limited partners’ tax returns are audited, you may be required to pay back taxes, interests and penalties.

The IRS could audit the Partnership’s tax returns and require the Partnership to adjust such returns. If an audit results in an adjustment, you could be audited and required to pay additional taxes, plus interest and possibly penalties.

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

(b) Holders. There were approximately 1,844 Limited Partners at December 31, 2009.

(c) Dividends. The Partnership has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2008, 2007, 2006, 2005, 2004, and 2003.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2008:

Month	Units Redeemed	NAV per Unit

October 2008	6,045.07	160.53
November 2008	6,966.30	141.90
December 2008	5,669.96	130.95

Total	18,681.33

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2007:

Month	Units Redeemed	NAV per Unit

October 2007	8,419.34	225.84
November 2007	5,511.21	220.62
December 2007	5,157.52	230.55

Total	19,088.07

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2006:

Month	Units Redeemed	NAV per Unit

October 2006	2,564.66	184.48
November 2006	6,611.56	191.78
December 2006	1,676.50	185.54

Total	10,852.72

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2005:

Month	Units Redeemed	NAV per Unit

October 2005	—	184.14
November 2005	26,678.06	182.05
December 2005	2,461.17	189.30

Total	29,139.23

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data for the periods ended December 31, 2008, 2007, 2006, 2005, 2004, 2003, 2002 and 2001 is derived from the Partnership’s audited financial information. The Partnership commenced trading operations during November 2001.

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Net gain (loss) from trading activities and investment income	$(33,337,299)	$23,039,179	$961,908	$9,835,598

Total expenses	$2,424,232	$2,383,007	$2,913,413	$1,758,565

Net income (loss)	$(35,761,531)	$20,656,172	$(1,951,505)	$8,077,033

Net income (loss) per unit	$(99.60)	$45.01	$(3.76)	$26.01

Total units outstanding	358,290	426,309	540,168	569,731

Total assets	$48,920,027	$100,826,468	$107,617,980	$113,652,518

Total obligations	$2,003,015	$2,541,169	$7,392,861	$5,801,703

	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001

Trading gains and losses	$2,616,463	$2,056,093	$1,756,496	$(11,182)

Total expenses	$896,849	$267,777	$428,941	$384,438

Net income (loss)	$1,719,614	$1,788,316	$1,327,555	$(395,620)

Net income (loss) per unit	$20.91	$27.82	$20.90	$(7)

Total units outstanding	169,135	59,806	63,531	$53,124

Total assets	$29,737,367	$14,239,347	$7,524,330	$5,208,217

Total obligations	$2,118,451	$5,724,341	$246,074	$305,514

Past performance is not necessarily indicative of future results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership’s principal objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading is designed to replicate the positions that comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership invests and trades solely on the “long side” of the market. Beeland Management, as general partner, manages all business of the Partnership.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units, although at December 31, 2008, 2007, 2006 and 2005, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At December 31, 2008, 2007, 2006, 2005, 2004, and 2003, the Partnership’s net assets were $46,917,012, $98,285,299, $100,225,119, $107,850,815, $27,618,916, and $8,515,006, respectively.

Net Revenues	2008	2007	2006
Realized net trading gain	(33,458,873)	19,099,835	1,854,479
Unrealized trading gain (loss)	(1,993,144)	166,286	(2,217,396)
Interest income	2,301,162	3,979,140	1,484,923

Total Net Revenues	(33,150,855)	23,245,261	1,122,006

Operating Expenses	2008	2007	2006
Brokerage commissions	186,444	206,082	160,098
Management fees	947,291	869,626	868,185
Administrative fees	1,476,941	1,513,381	2,045,228

Total Operating Expenses	2,610,676	2,589,089	3,073,511

Net Revenues	2005	2004	2003
Realized net trading gain	5,061,375	2,958,986	1,641,850
Unrealized trading gain (loss)	3,223,164	(712,876)	245,940
Interest income	1,903,754	472,845	195,365
Foreign exchange gain (loss)		7,551	23,456

Total Net Revenues	10,188,293	2,726,506	2,106,611

Operating Expenses	2005	2004	2003
Brokerage commissions	352,695	110,043	50,518
Management fees	726,794	393,940	164,749
Administrative fees	1,031,771	502,909	103,028

Total Operating Expenses	2,111,260	1,006,892	318,295

2008

Following two years and two months of reduced exposure to the Index, the Partnership returned to tracking the Index at a 100% level in January 2008, and Beeland Management’s management fee returned to a per annum rate of 1% of Partnership net assets.

2008 was a volatile year for the Partnership. The first six months of the year, the Partnership was up 28.22% as commodity prices across all sectors hit all time highs. However, as 2008 progressed, the commodity markets were not spared the deleveraging and forced liquidation that hit all asset classes and world markets. The failure of various financial institutions and the credit crisis that dominated the financial markets during the second half of 2008 were the catalyst for extreme liquidations that followed. Although traditionally commodities have not been correlated with stocks, bonds, and real estate, the commodity asset class as measured by the major commodity indices suffered one of its most severe draw downs on record.

The Partnership allocates to three sectors of the marketplace: agriculture, energy and metals. During 2008, all sectors had negative returns, although energy, with a return of -25.75% on average assets, incurred a steeper decline than both agriculture and metals with returns of -11.28% and -9.56%, respectively. Beeland Management resumed tracking the Index at 100% in 2008, and effectively, the Index returned -41.35% while the Partnership returned -43.19%. Performance of the Partnership deviates slightly from the Index due to the expenses charged at Partnership level.

The Partnership is currently closed to new investment, thus there were subscriptions totaling $0 for 2008. The total value of redemptions processed by the Partnership in 2008 was $15,606,756.

2007

2007 proved to be one of the best years for performance in the Partnership’s history as the Partnership returned approximately 24.26%. Most of the gains were realized beginning after May of 2007. Through May, the Partnership was up only 2.03%. From June through December, the Partnership returned 21.79%; September was the month with the best performance, returning approximately 8.66%.

The Partnership allocates to three sectors of the marketplace: agriculture, energy and metals. During 2007, all sectors had positive returns, although energy, with a return of 14.76% on average assets, far outpaced both agriculture and metals with returns of 4.74% and 0.89%, respectively.

Brent and crude oil were the fund’s top grossing investments for 2007 with gross returns exceeding $12.2 million dollars. Wheat also saw its price rise in 2007 which yielded over $2.9 million dollars for the Partnership. Also performing well were soybeans and RBOB gasoline, each with approximately $1.2 million dollars of gross returns.

By factoring the gross returns by the amounts allocated to any one commodity one can compare the constituent commodities performance. For 2007, wheat was the Partnership’s top performer with a return of approximately 43.84% on average assets. Also returning slightly more than 43% for the year were lead and soybeans.

Due to concerns related to the Partnership’s assets encumbered by the Refco bankruptcy, the Partnership reduced its application of net assets to the Index by 10% from January 2007 through August 2007, then by 5% from September 2007 through December 2007. Beeland Management similarly reduced its Management Fee. Due to this reduced application, as well as expenses incurred throughout the year, the Partnership returned 24.26% for 2007 while the Index returned 30.01%.

The Partnership is currently closed to new investment, thus there were subscriptions totaling $0 for 2007. The total value of redemptions processed by the Partnership in 2007 was $22,595,992.

2006

2006 was the first year of losses for the Partnership since 2001. The energy sector, which produced consistent gains during 2005 and 2004, became much more volatile in 2006. The first half of the year alternated back and forth between gains and losses. Gains in the energy sector, one month, were replaced by losses the next. Eventually, the sector could not overcome the losses, and began dropping in July to end down approximately 17% for the year.

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

Due to concerns related to the Partnership’s assets encumbered by the Refco bankruptcy, the Partnership continued its operations with a reduced application of net assets to the Index by 10% throughout 2006. Beeland Management continued to take a similarly reduced Management Fee. Due to this reduced application, as well as expenses incurred throughout the year, the Partnership returned -1.99% for 2006 while the Index returned 3.05%.

The Partnership is currently closed to new investment, thus there were subscriptions totaling $0 for 2006. The total value of redemptions processed by the Partnership in 2006 was $5,674,191.

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

The Partnership is designed to track the Index. Due to concerns related to the Partnership’s assets encumbered by the Refco bankruptcy, the Partnership reduced its application of net assets to the Index by 10% beginning in November 2005. Beeland Management similarly reduced its Management Fee. Due to this reduced application, as well as expenses incurred throughout the year, the Partnership returned 15.93% for 2005 while the Index returned 19.55%.

The Partnership is currently closed to new investment, there were subscriptions totaling $82,360,168 for 2005. The total value of redemptions processed by the Partnership in 2005 was $10,205,302.

2004

Mixed returns from the more heavily weighted commodities combined to produce a positive year in 2004 as the Partnership returned 14.69%. While crude oil saw new highs and copper rose over 38%, cotton gave back over 40% of its prior year’s gains. Also, there were pullbacks in the corn, soybeans and wheat markets.

The Partnership received subscriptions totaling $20,968,137 and redemptions of $3,583,841 for 2004.

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

The Partnership received subscriptions totaling $3,577,748 and redemptions of $4,129,314 for 2003.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at December 31, 2008, 2007, 2006 and 2005.

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

Market movements can produce frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date. In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk.

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

Prior to 2005, the Partnership used the absolute value of unrealized profit or loss as the measure of its Value at Risk. The absolute value of unrealized profit or loss, however, reflects factors other than assessments of market volatility and does not reflect an assessment of market volatility. Accordingly, the Partnership believes that exchange maintenance margin requirements are a more appropriate indicator of Value at Risk.

THE PARTNERSHIP’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2008, 2007, 2006, 2005, and 2004 respectively. Net assets as of December 31, 2008, 2007, 2006, 2005, and 2004 were $46,917,012, $98,285,299, $100,225,119, $107,850,815 and $27,618,916, respectively.

2008

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,637,399	3.49%
Metals	$1,546,579	3.30%
Energy	$2,466,314	5.26%

TOTAL:	$5,650,292	12.05%

2007

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,305,891	1.33%
Metals	$1,460,030	1.49%
Energy	$2,180,177	2.22%

TOTAL:	$4,946,098	5.04%

2006

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,269,264	1.27%
Metals	$1,512,509	1.51%
Energy	$2,095,131	2.09%

TOTAL:	$4,876,904	4.87%

2005

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,495,774	1.39%
Metals	$954,650	0.89%
Energy	$3,633,000	3.37%

TOTAL:	$6,083,424	5.64%

The following tables indicate the Value at Risk associated with the Partnership’s open positions by market category for the fiscal years ended December 31, 2005 and 2004 prepared under the method used by the Partnership in prior years which considered the absolute value of unrealized profit or loss as the measure of its Value at Risk instead of exchange maintenance margin requirements.

2005

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$1,692,819	1.56%
Metals	$1,195,735	1.10%
Energy	$879,750	0.81%

TOTAL:	$3,768,304	3.47%

2004

Market Sector	Value at Risk	Percent of Net Assets
Agricultural	$482,602	1.56%
Metals	$570,806	2.07%
Energy	$943,425	3.42%

TOTAL:	$1,996,833	7.24%

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

The face value of the market sector instruments held by the Partnership may typically be many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 15% of contract face value). Certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. The Value at Risk tables — as well as the past performance of the Partnership — give no indication of this risk of severe sudden losses.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2008, 2007, 2006, and 2005 by market sector.

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

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the General Partner

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership), as of December 31, 2008, 2007, 2006, and 2005 and the related statements of operations, changes in partners’ capital (net assets), and cash flows for each of the four years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2008, 2007, 2006 and 2005, and the results of its operations and its cash flows for each of the four years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Rogers International Raw Materials Fund, L.P.’s internal control over financial reporting as of December 31, 2008 and 2007, included in Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

October 7, 2009

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2008, 2007, 2006, and 2005

	2008	2007	2006	2005
ASSETS

Equity in brokers trading accounts:
U.S. Government securities, at fair value	$8,020,815	$4,535,385	$—	$—
U.S. Government-sponsored enterprises, at fair value	—	80,362,646	31,880,160	—
Cash at brokers	40,655,791	11,981,620	42,938,029	11,615,164
Unrealized net trading gains (losses) on open futures contracts	(844,438)	1,148,706	982,420	3,199,816

Total equity in brokers trading accounts	47,832,168	98,028,357	75,800,609	14,814,980

Cash and cash equivalents	972,194	438,574	1,650,385	23,044,445
Receivable from Refco Capital Markets, Ltd.	—	1,453,668	29,660,976	75,715,348
Interest receivable	85,464	905,869	506,010	77,745
Other receivable	30,201	—	—	—

Total assets	$48,920,027	$100,826,468	$107,617,980	$113,652,518

LIABILITIES

Brokerage commissions payable	$8,856	$11,873	$14,514	$13,861
Accrued management fees – General Partner	37,824	146,797	62,062	214,851
Administrative fees payable	501,156	402,706	257,504	245,114
Redemptions payable	1,455,179	1,979,793	7,058,781	5,327,877

Total liabilities	2,003,015	2,541,169	7,392,861	5,801,703

PARTNERS’ CAPITAL

Partners’ capital (net assets)	46,917,012	98,285,299	100,225,119	107,850,815

Total liabilities and partners’ capital	$48,920,027	$100,826,468	$107,617,980	$113,652,518

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2008

	Fair Value	Percent of Partners’ Capital
U.S. Government securities:
(total cost - $8,013,065)

U.S. Treasury Notes Series D due 1/15/2009 at 3.250%, principal amount $3,000,000	$3,002,940	6.40%
U.S. Treasury Notes Series W due 2/28/2009 at 4.750%, principal amount $2,500,000	2,517,875	5.37
U.S. Treasury Bills due 1/22/2009 at 0.000%, principal amount $2,500,000	2,500,000	5.33

	$8,020,815	17.10%

	Unrealized Gain (Loss) on Open Long Contracts (Fair Value)	Percent of Partners’ Capital
Futures contracts:

U.S. Futures Positions*
Agricultural	$276,329	0.59%
Metals	311,490	0.66
Energy	456,041	0.97

Total U.S. Futures Positions	1,043,860	2.22

Foreign Futures Positions*
Agricultural	38,462	0.08
Metals	(1,926,760)	(4.10)

Total Foreign Futures Positions	(1,888,298)	(4.02)

Total Futures Contracts	$(844,438)	(1.80)%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2007

	Fair Value	Percent of Partners’ Capital
U.S. Government Securities:
(total cost - $4,542,786)

U.S. Treasury Notes Series R due 1/31/2008 at 4.375%, principal amount $1,500,000	$1,501,635	1.53%
U.S. Treasury Notes Series D due 11/15/2008 at 4.750%, principal amount $3,000,000	3,033,750	3.09

	$4,535,385	4.62%

U.S. Government Sponsored Enterprises:
(total cost - $79,944,649)

U.S. Federal Mortgage Notes due 1/15/2008 at 5.500%, principal amount $5,000,000	$5,001,550	5.09%
U.S. Federal Mortgage Notes due 2/8/2008 at 4.625%, principal amount $1,000,000	1,000,000	1.02
U.S. Federal Mortgage Notes due 2/15/2008 at 3.625%, principal amount $5,000,000	4,993,750	5.08
U.S. Federal Mortgage Notes due 3/15/2008 at 2.750%, principal amount $9,000,000	8,966,250	9.12
U.S. Federal Mortgage Notes due 4/18/2008 at 4.125%, principal amount $7,500,000	7,490,625	7.62
U.S. Federal Mortgage Notes due 6/03/2008 at 4.300%, principal amount $2,000,000	1,997,500	2.03
U.S. Federal Mortgage Notes due 6/15/2008 at 5.250%, principal amount $2,500,000	2,508,600	2.55
U.S. Federal Mortgage Notes due 6/25/2008 at 5.250%, principal amount $7,500,000	7,528,125	7.66
U.S. Federal Mortgage Notes due 8/15/2008 at 3.250%, principal amount $1,000,000	993,440	1.01
U.S. Federal Mortgage Notes due 9/12/2008 at 4.875%, principal amount $6,400,000	6,426,048	6.54
U.S. Federal Mortgage Notes due 9/16/2008 at 5.000%, principal amount $3,300,000	3,316,500	3.37
U.S. Federal Mortgage Notes due 10/15/2008 at 4.500%, principal amount $5,000,000	5,015,650	5.10
U.S. Federal Mortgage Notes due 10/28/2008 at 5.300%, principal amount $3,000,000	3,027,060	3.08
U.S. Federal Mortgage Notes due 12/10/2008 at 4.300%, principal amount $4,000,000	4,002,520	4.07
U.S. Federal Mortgage Notes due 2/17/2009 at 4.875%, principal amount $2,000,000	2,020,620	2.06

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2007

	Fair Value	Percent of Partners’ Capital
U.S. Government Sponsored Enterprises:
(total cost - $79,944,649) (Continued)

U.S. Federal Mortgage Notes due 3/15/2009 at 5.750%, principal amount $6,000,000	$6,131,280	6.24%
U.S. Federal Mortgage Notes due 5/15/2009 at 4.250%, principal amount $6,000,000	6,043,140	6.15
U.S. Federal Mortgage Notes due 7/13/2009 at 5.125%, principal amount $2,000,000	2,044,380	2.08
Other*	1,855,608	1.89

	$80,362,646	81.76%

*	No individual security position constitutes greater than 1% of Partners’ Capital.

	Unrealized Gain (Loss) On Open Long Contracts (Fair Value)	Percent of Partners’ Capital
Futures Contracts:

U.S. Futures Positions**
Agricultural	$1,801,537	1.84%
Metals	191,425	0.19
Energy	926,208	0.94

Total U.S. Futures Positions	2,919,170	2.97

Foreign Futures Positions**
Agricultural	165,833	0.17
Metals	(1,936,297)	(1.97)

Total Foreign Futures Positions	(1,770,464)	(1.80)

Total Futures Contracts	$1,148,706	1.17%

**	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2006

	Fair Value	Percent of Partners’ Capital
U.S. Government Sponsored Enterprises:
(total cost - $31,899,826)

U.S. Federal Home Loan Bank Notes due 1/26/2007 at 4.650%, principal amount $10,000,000	$9,996,900	9.97%
U.S. Federal Home Loan Bank Notes due 2/28/2008 at 4.625%, principal amount $5,000,000	4,968,750	4.96
U.S. Federal Home Loan Bank Notes due 1/26/2007 at 4.625%, principal amount $3,500,000	3,498,915	3.49
U.S. National Mortgage Notes due 12/15/2007 at 3.125%, principal amount $2,950,000	2,892,859	2.89
U.S. National Mortgage Notes due 7/15/2007 at 4.250%, principal amount $2,400,000	2,387,256	2.38
Other*
	8,135,480	8.12

	$31,880,160	31.81%

*	No individual security position constitutes greater than 1 percent of Partners’ Capital.

	Unrealized Gain (Loss) on Open Long Contracts (Fair Value)	Percent of Partners’ Capital
Futures Contracts:

U.S. Futures Positions**
Agricultural	$874,978	0.87%
Metals	43,300	0.05
Energy	300,196	0.30

Total U.S. Futures Positions	1,218,474	1.22

Foreign Futures Positions**
Agricultural	(9,542)	(0.01)
Metals	(226,512)	(0.23)

Total Foreign Futures Positions	(236,054)	(0.24)

Total Futures Contracts	$982,420	0.98%

**	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2005

	Unrealized Gain (Loss) on Open Long Contracts (Fair Value)	Percent of Partners’ Capital
Futures Contracts:

U.S. Futures Positions*
Agricultural	$1,074,051	1.00%
Metals	203,185	0.19
Energy	877,290	0.81

Total U.S. Futures Positions	2,154,526	2.00

Foreign Futures Positions*
Agricultural	89,717	0.08
Metals	955,573	0.89

Total Foreign Futures Positions	1,045,290	0.97

Total Futures Contracts	$3,199,816	2.97%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007, 2006, and 2005

	2008	2007	2006	2005

Net trading gains (losses):
Realized	$(33,458,873)	$19,099,835	$1,854,479	$5,061,375
Change in unrealized	(1,993,144)	166,286	(2,217,396)	3,223,164
Commissions	(186,444)	(206,082)	(160,098)	(352,695)

	(35,638,461)	19,060,039	(523,015)	7,931,844

Investment income:
Interest income	2,301,162	3,979,140	1,484,923	1,903,754

Expenses:
Management fees – General Partner	947,291	869,626	868,185	726,794
Administrative fees	1,476,941	1,513,381	2,045,228	1,031,771

	2,424,232	2,383,007	2,913,413	1,758,565

Net investment income (loss)	(123,070)	1,596,133	(1,428,490)	145,189

Net income (loss)	$(35,761,531)	$20,656,172	$(1,951,505)	$8,077,033

Net increase (decrease) in NAV per GP and LP unit	$(99.60)	$45.01	$(3.76)	$26.01

Net income (loss) per General and Limited Partner unit (based on weighted average number of units outstanding during the year):

General Partner	$(107.56)	$47.06	$(3.76)	$9.63
Limited Partner	$(90.68)	$43.16	$(3.50)	$19.90

Net income (loss) per General and Limited Partners:

General Partner	$(422,637)	$284,890	$(24,586)	$36,841
Limited Partners	(35,338,894)	20,371,282	(1,926,919)	8,040,192

	$(35,761,531)	$20,656,172	$(1,951,505)	$8,077,033

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)

For the years ended December 31, 2008, 2007, 2006, and 2005

	Number of Units	Limited Partners	Number of Units	General Partner	Total

Partners’ capital (net assets), January 1, 2005	168,983	$27,594,092	152	$24,824	$27,618,916

Contributions	449,428	81,183,036	6,392	1,177,132	82,360,168

Net income	—	8,040,192	—	36,841	8,077,033

Withdrawals	(55,224)	(10,205,302)	—	—	(10,205,302)

Partners’ capital (net assets), December 31, 2005	563,187	106,612,018	6,544	1,238,797	107,850,815

Contributions	—	—	—	—	—

Net loss	—	(1,926,919)	—	(24,586)	(1,951,505)

Withdrawals	(29,563)	(5,674,191)	—	—	(5,674,191)

Partners’ capital (net assets), December 31, 2006	533,624	99,010,908	6,544	1,214,211	100,225,119

Contributions	—	—	—	—	—

Net income	—	20,371,282	—	284,890	20,656,172

Withdrawals	(111,584)	(22,081,009)	(2,275)	(514,983)	(22,595,992)

Partners’ capital (net assets), December 31, 2007	422,040	97,301,181	4,269	984,118	98,285,299

Contributions	—	—	—	—	—

Net loss	—	(35,338,894)	—	(422,637)	(35,761,531)

Withdrawals	(67,788)	(15,574,077)	(231)	(32,679)	(15,606,756)

Partners’ capital (net assets), December 31, 2008	354,252	$46,388,210	4,038	$528,802	$46,917,012

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS) (Continued)

For the years ended December 31, 2008, 2007, 2006, and 2005

	December 31,
Per unit data	2008	2007	2006	2005

Net asset value (all units)	$130.95	$230.55	$185.54	$189.30

Units outstanding - Limited Partners	354,252	422,040	533,624	563,187
Units outstanding - General Partner	4,038	4,269	6,544	6,544
Units outstanding - Total	358,290	426,309	540,168	569,731

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007, 2006, and 2005

	2008	2007	2006	2005
Cash Flows provided by (used in) operating activities
Net income (loss)	$(35,761,531)	$20,656,172	$(1,951,505)	$8,077,033
Net sales (purchases) of investments in U.S. Government securities	4,535,385	(4,535,385)	—	—
(Purchases) of long-term U.S. Government Sponsored Enterprises	(40,252,418)	(80,806,235)	(15,800,198)	—
Sales of long-term U.S. Government Sponsored Enterprises	32,753,519	6,631,114	4,050,528	—
Net sales (purchases) of short-term U.S. Government-Sponsored Enterprises	79,840,730	25,692,635	(20,130,490)	24,447,769
Net change in unrealized (gain) loss on open contracts, net	1,993,144	(166,286)	2,217,396	(3,223,164)

Change in:
Cash in broker trading accounts	(28,674,171)	30,956,409	(31,322,865)	(8,017,081)
Receivable from Refco Capital Markets, Ltd.	1,453,668	28,207,308	46,054,372	(75,712,528)
Interest receivable	820,405	(399,859)	(428,265)	50,097
Other receivable	(30,201)	—	—	—
Brokerage commissions payable	(3,017)	(2,641)	653	5,499
Accrued management fees	(108,973)	84,735	(152,789)	173,929
Administrative fees payable	98,450	145,202	12,390	(1,652,854)

Net cash provided by (used in) operating activities	16,664,990	26,463,169	(17,450,773)	(55,851,300)

Cash flows provided by (used in) financing activities
Partner contributions	—	—	—	82,360,168
Partner withdrawals	(16,131,370)	(27,674,980)	(3,943,287)	(5,025,276)

Net cash provided by (used in) financing activities	(16,131,370)	(27,674,980)	(3,943,287)	77,334,892

Net increase (decrease) in cash and cash equivalents	533,620	(1,211,811)	(21,394,060)	21,483,592

Cash and cash equivalents
Beginning of the Year	438,574	1,650,385	23,044,445	1,560,853

End of the Year	$972,194	$438,574	$1,650,385	$23,044,445

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008, 2007, 2006, 2005

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

Income Taxes: No provision for Federal income taxes has been made since the Partnership is not subject to taxes on income. Each partner is individually liable for the tax on its share of income or loss. The Partnership has evaluated the application of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48) entitled Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which it adopted January 1, 2007, and has determined the FIN 48 does not have a material impact on the Partnership’s financial statements. In connection with the application of FIN 48, the Partnership has elected an accounting policy to classify interest and penalties, if any, as interest expense.

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

Note 1.	Significant Accounting Policies (Continued):

Foreign Currency Translation: Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. The company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized gain or loss from investments.

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

Recent Accounting Pronouncements: In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounting for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Partnership’s quarter ended March 31, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations. However, this pronouncement will require increased disclosure about the Partnership’s use of derivatives.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (SFAS 165) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). The FASB Accounting Standards CodificationTM (Codification) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification will have an impact to the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

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

U.S. government securities are normally valued using a model that incorporates market observable data such as reported sales of similar securities, broker quotes, yields, bids, offers, and reference data. Certain securities are valued principally using dealer quotations. U.S. government securities are categorized in Level 1 of the fair value hierarchy.

Note 2.	Fair Value of Financial Instruments (Continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2008 using the fair value hierarchy of SFAS 157:

Description	Level 1

Equity in brokers trading account:
Futures contracts	$(844,438)
U.S. Government securities	8,020,815
Cash at brokers:
Money market funds	26,964,746

Total assets at fair value	$34,141,123

At December 31, 2008 there are no Level 2 or Level 3 assets or liabilities.

Note 3.	Agreements and Related-Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C. including trading decisions.

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the net assets of the Partnership at the close of the preceding month (1.00% per annum) effective April 1, 2005. From May 1, 2004 to March 31, 2005, the monthly management fee was 0.14583% of the sum of all Capital Accounts at the close of each month (1.75% per annum).

As of November 1, 2005, the Partnership commenced tracking the Index at an 80% level and, accordingly, Beeland Management reduced its management fee to a 0.80% per annum rate. Effective January 1, 2007, the Partnership began tracking the Index at a 90% level, and, accordingly, increased its management fee to a 0.90% per annum rate. On September 1, 2007, the Partnership began tracking the Index at a 95% level, and, accordingly, increased its management fee to a 0.95% per annum rate. Effective January 1, 2008, the Partnership resumed tracking the Index at a 100% level, and accordingly, increased its management fee to a 1.00% per annum rate.

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Prior to September 1, 2005, Hart Capital Management, Inc. (“Hart”) was the investment advisor for the Partnership. Hart is a division of Arbor Research & Trading, Inc. (“Arbor”), which is a member of the General Partner. Three members of the General Partner are also principals of Arbor. Hart provided certain investment advisory services with respect to the investing and trading activities of the Partnership. Hart was paid an annual advisory fee of 0.1% of the average month-end market value of the Portfolio under management. As of September 1, 2005, the Partnership no longer employed Hart as the investment advisor.

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

Fund Dynamics, LLC, an affiliate of the General Partner, acts as the Partnership’s administrator. Effective, January 1, 2007, Fund Dynamics, LLC has calculated both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31,
	2008	2007	2006	2005
Management fees – General Partner	$947,291	$869,626	$868,185	$726,794
Advisory fees – Hart	—	—	—	42,023
Selling fees – Uhlmann	—	—	—	2,376,346
Administrative fees – Fund Dynamics	194,816	205,594	—	—
Trailing servicing fees – Uhlmann	622,150	612,271	462,573	72,485

Note 4.	Partnership Capital and Redemptions:

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

Prior to November 2005, limited partners could withdraw capital with 10 days notice to the General Partner. Effective November 1, 2005, following the bankruptcy of Refco Capital Markets (See Note 7), a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any of the assets held at Refco Capital Markets. Redeeming partners that avail themselves of the special redemption process are not shielded from the potential effects (losses and expenses) of Refco Capital Market’s bankruptcy. Redemption values are based on total assets of the Partnership, including assets yet to be distributed by Refco Capital Markets pursuant to the Settlement Agreement, described below in Note 7, as well as amounts the Partnership is seeking to recover through participation in the Refco Capital Markets Litigation Trust described below in Note 7.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

The unrealized net trading gains (losses) on open futures contracts is comprised of the following:

	Years ended December 31,
	2008	2007	2006	2005

Gross unrealized gains	$2,475,983	$4,044,295	$2,410,209	$3,484,060
Gross unrealized losses	(3,320,421)	(2,895,589)	(1,427,789)	(284,244)

Net unrealized trading gains (losses)	$(844,438)	$1,148,706	$982,420	$3,199,816

Note 6.	Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2008, 2007, 2006, and 2005 are as follows:

Per Unit Performance

	2008	2007	2006	2005

Net asset Value per unit at the beginning of the period	$230.55	$185.54	$189.30	$163.29
Income (loss) from operations:
Net trading gains (losses)	(99.26)	41.64	(1.20)	25.65
Investment income:
Interest income	5.85	8.32	2.67	4.67
Expenses:

Total expenses	(6.19)	(4.95)	(5.23)	(4.31)

Net investment income (loss)	(0.34)	3.37	(2.56)	0.36

Net income (loss) per unit	(99.60)	45.01	(3.76)	26.01

Net Asset Value per unit at the end of the period	$130.95	$230.55	$185.54	$189.30

	2008	2007	2006	2005

Ratio of Net investment income (loss) to average partners’ capital (net assets)	(0.14)%	1.68%	(1.32)%	0.20%

Ratio of Expenses to average partners’ capital (net assets) (1)	2.66%	2.50%	2.70%	2.36%

Total return	(43.19)%	24.26%	(1.99)%	15.93%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 3).

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

Note 7.	Litigation Proceedings and Loss Contingency (Continued):

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

Note 7.	Litigation Proceedings and Loss Contingency (Continued):

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

In aggregate through December 31, 2008, the Partnership’s recoveries were approximately $140,000 in excess of the assets held at Refco Capital Markets. These excess recoveries have been allocated among all partners in the Partnership, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Approximately $85,000 of which has been reflected as interest income in the statement of operations for the year ended December 31, 2008. The General Partner anticipates that there are additional distributions yet to be received from the Refco Capital Markets Bankruptcy Global Settlement and from the Litigation Trust claims against third parties. However, while the Litigation Trust has commenced actions against numerous parties seeking over $2 billion, there can be no assurance that litigation pursued by the Litigation Trust will be successful, or that any additional bankruptcy distributions will be material. As of June 30, 2009, the Trustee has elected not to make public any information about the Litigation Trust’s settlements. Therefore, Management is unable to estimate the amount that the Partnership may recover from this source.

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

Note 8.	Indemnifications:

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

SCHEDULE OF INVESTMENTS

December 31, 2003

		Market Value	Percent of Partners’ Capital
US Government obligations:
(total cost - $10,253,632)

US Treasury Notes due 2/28/05 at 1.625% principal amount $4,200,000		$4,218,375	49.54%
US Federal Home Loan Bank Notes due 12/15/04 at 2.125%, principal amount $6,000,000		6,043,125	70.97

		$10,261,500	120.51%

Open Futures Contracts:
	Number of Contracts
Unrealized gains (97.75% US based)
Energy	151	$430,207	5.05
Metals	83	241,274	2.83
Agricultural	90	68,313	0.80

	324	$739,794	8.68%

Unrealized losses (93.00% US based)
Metals	1	1,000	0.01
Agricultural	182	118,324	1.39

	183	$119,324	1.40%

Unrealized net trading gains on open futures contracts		$620,470

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2004 and 2003

	2004	2003
Trading gains (losses):
Realized net trading gains – commodities	$3,143,902	$1,678,287
Realized losses on securities	(184,916)	(36,437)
Change in unrealized net trading gains (losses) – commodities	(643,818)	288,145
Change in unrealized gains (losses) on securities	(69,058)	(42,205)
Foreign exchange gains	7,551	23,456
Commissions	(110,043)	(50,518)

Net gains from trading activities	2,143,618	1,860,728

Investment income:
Interest income – US Government obligations	438,459	186,353
Interest income – Other	34,386	9,012

	472,845	195,365

Expenses:
Management fees – General Partner	393,940	164,749
Administrative fees	502,909	103,028

Amortization expense
	896,849	267,777

Net investment loss	(424,004)	(72,412)

Net income	$1,719,614	$1,788,316

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the years ended December 31, 2004 and 2003

	Limited Partners	General Partner	Total

Partners’ Capital, January 1, 2003	$7,278,256	—	$7,278,256

Contributions	3,577,748	—	3,577,748

Net income	1,788,316	—	1,788,316

Withdrawals	(4,129,314)	—	(4,129,314)

Partners’ Capital, December 31, 2003	$8,515,006	—	$8,515,006

Contributions	20,943,137	25,000	20,968,137

Net income	1,719,790	(176)	1,719,614

Withdrawals	(3,583,841)	—	(3,583,841)

Partners’ Capital, December 31, 2004	$27,594,092	$24,824	$27,618,916

Per unit data	12/31/2004	12/31/2003

Net asset value	$163.29	$142.38

Units outstanding	169,135	59,806

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

A summary of fees charged by related parties to the Partnership is as follows:

	Years ended December 31, 2004 and 2003
	2004	2003

Management fees – General Partner	393,940	164,749
Advisory fees – Hart	33,394	31,805
Selling fees – Uhlmann	538,423	171,168
Brokerage fees – PFG	105,476	49,563

Note 3.	Partnership Capital and Redemptions:

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

2. Supplementary Data

Selected Quarterly Financial Data

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2008, 2007, 2006, and 2005. This information has not been audited.

	Fourth Quarter 2008	Third Quarter 2008	Second Quarter 2008	First Quarter 2008
Net realized and unrealized gains (losses)	$(31,027,010)	$(31,198,077)	$18,197,479	$8,389,147
Interest income	286,441	518,201	79,391	1,417,129
Expenses	(442,463)	(657,290)	(671,327)	(653,152)
Net income (loss)	(31,183,032)	(31,337,166)	17,605,543	9,153,124
Net income (loss) per unit	$(83.40)	$(81.17)	$43.45	$21.52

	Fourth Quarter 2007	Third Quarter 2007	Second Quarter 2007	First Quarter 2007
Net realized and unrealized gains (losses)	$6,903,719	$8,338,186	$2,395,012	$1,423,122
Interest income	1,172,302	1,324,476	713,596	768,766
Expenses	(648,457)	(586,368)	(572,101)	(576,081)
Net income (loss)	7,427,564	9,076,294	2,536,507	1,615,807
Net income (loss) per unit	$16.89	$19.75	$5.19	$3.18

	Fourth Quarter 2006	Third Quarter 2006	Second Quarter 2006	First Quarter 2006
Net realized and unrealized gains (losses)	$1,619,871	$(8,903,760)	$3,737,623	$3,023,251
Interest income	341,533	355,479	411,207	376,704
Expenses	(683,240)	(839,415)	(657,879)	(732,879)
Net income (loss)	1,278,164	(9,387,696)	3,490,951	2,667,076
Net income (loss) per unit	$2.25	$(16.86)	$6.20	$4.66

	Fourth Quarter 2005	Third Quarter 2005	Second Quarter 2005	First Quarter 2005
Net realized and unrealized gains (losses)	$3,339,274	$9,022,108	$(2,595,814)	$4,844,824
Interest income	661,104	603,608	412,722	226,320
Expenses	(711,085)	(444,104)	(330,520)	(272,856)
Net income (loss)	(3,389,255)	9,181,612	(2,513,612)	4,798,288
Net income (loss) per unit	$(5.34)	$17.60	$(8.70)	$22.45

	Fourth Quarter 2004	Third Quarter 2004	Second Quarter 2004	First Quarter 2004
Net realized and unrealized gains (losses)	$(1,482,801)	$2,645,076	$(682,815)	$1,664,158
Interest income	129,475	152,423	129,552	61,395
Expenses	(305,935)	(254,525)	(235,631)	(100,758)
Net income (loss)	(1,659,261)	2,542,974	(788,894)	1,624,795
Net income (loss) per unit	$(9.60)	$18.11	$(6.25)	$18.66

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Walter Thomas Price III, a Managing Member of Beeland Management, is a principal of and holds an ownership interest in Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers that sold units of the Partnership. Uhlmann received a share of selling fees when units were sold by its registered brokers. Effective April 1, 2005, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by Beeland Management) are charged to partners’ capital upon issuance of partnership units.

A summary of fees charged or received by related parties from the Partnership during 2005 is as follows:

Management fees – General Partner	$726,794
Advisory fees – Hart	$42,023
Selling fees – Uhlmann	$2,376,346
Administrative Fees- Fund Dynamics	—
Trailing servicing fees – Uhlmann	$72,485

A summary of fees charged or received by related parties from the Partnership during 2006 is as follows:

Management fees – General Partner	$868,185
Advisory fees – Hart	—
Selling fees – Uhlmann	—
Administrative Fees- Fund Dynamics	—
Trailing servicing fees – Uhlmann	$462,573

A summary of fees charged or received by related parties from the Partnership during 2007 is as follows:

Management fees – General Partner	$869,626
Advisory fees – Hart	—
Selling fees – Uhlmann	—
Administrative Fees- Fund Dynamics	$205,594
Trailing servicing fees – Uhlmann	$612,271

A summary of fees charged or received by related parties from the Partnership during 2008 is as follows:

Management fees – General Partner	$947,291
Advisory fees – Hart	—
Selling fees – Uhlmann	—
Administrative Fees- Fund Dynamics	$194,816
Trailing servicing fees – Uhlmann	$622,150

Walter Thomas Price III, a Managing Member of Beeland Management, is a principal of and holds an ownership interest in The Price Futures Group, Inc. (“PFG”), which acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions. During 2005, the amount paid to PFG by the clearing broker was $241,957. The amount paid to PFG during each of the fiscal years 2006, 2007 and 2008 by the clearing broker did not exceed $120,000.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents filed as a part of the report:

(1)	Financial Statements:

The following are included with the 2008, 2007, 2006, 2005, 2004, and 2003 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

Statements of Financial Condition

Condensed Schedules of Investments

Statements of Operations

Statements of Changes in Partners’ Capital

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial statement schedules:

All Schedules are omitted for the reason that they are not required or are not applicable because equivalent information has been included in the financial statements or the notes thereto.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The following exhibits are included herewith.

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 5, 2010.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management, L.L.C.
General Partner

By:	/S/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member