Form 10-K
period 2009-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2010-03-30
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The Partnership originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) to register $200 million of units of limited partnership interest (the “Units”), which registration statement became effective in January 2001. The Partnership’s initial offering period was held during fiscal year 2001. The Units were initially offered for sale at a fixed price of $100 per Unit. An initial closing was held after a minimum of 50,000 Units in subscriptions was received.

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the Partnership’s futures commission merchant and were used to acquire a portfolio of futures positions, consistent with the Partnership’s trading policies, as well as U.S. Government obligations.

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Units registered for sale to approximately $245,405,200, and a total of 677,673.54 of Units have been sold to the public as of March 26, 2010.

The Partnership will terminate December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement.

(b) Financial information about segments

The Partnership’s business constitutes only one segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in Item 6 “Selected Financial Data” and Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”). The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of Units and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2009, the Partnership was not offering its Units for sale.

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

Since the Partnership’s portfolio is based on the Index, there is no active trading by Beeland Management in the traditional sense. Unlike most commodity pools, commodity contracts are not bought or sold to take advantage of potential profitable price movement. Other than effecting trades to reflect a possible adjustment in the composition of the Index or the weightings among its components, the only regular trading performed by Beeland Management is for rolling positions from near delivery dates to later delivery dates to ensure that the Partnership will not take actual delivery of a physical commodity. These rolling trades, made pursuant to a predetermined formula and rules, are placed and effected, to the extent possible, as spread transactions in which the Partnership simultaneously buys and sells futures contracts corresponding to the same commodity but for delivery in different months.

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

MF Global Inc. (“MF Global”) acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc. (“the Price Group”), related to Beeland Management through common management, acts as introducing broker for the Partnership. The Partnership is open-ended and may offer Units at the net asset value per Unit as of the first day of each month, although it was not doing so as of December 31, 2009. Unitholders normally may be redeemed upon 6 business days’ written notice to the Partnership’s administrator.

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

ITEM 1A.	RISK FACTORS

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required.

ITEM 2.	PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business. Beeland Management Company L.L.C., 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604, conducts the Partnership’s trading activities and performs certain administrative services for the Partnership from its offices.

ITEM 3.	LEGAL PROCEEDINGS

Beeland Management Company, L.L.C., Walter Thomas Price III, James Beeland Rogers, Jr., Robert Mercorella and Allen Goodman were named as defendants, and the Partnership as a nominal defendant, in a class and derivative action filed in the United States District Court for the Southern District of New York by Connie M. Watkins and John V. Watkins. The complaint alleged that the defendants breached their fiduciary obligations to the Partnership in causing or allowing the transfer of Partnership assets to Refco Capital Markets in 2005 and sought judgment and other relief declaring defendants responsible for the loss of any Partnership assets, or, alternatively, compensatory damages in an unspecified amount, plaintiffs’ costs and attorneys’ fees and other relief. This action was dismissed with prejudice on the basis of res judicata on January 5, 2010.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the Units, and none is likely to develop. Units normally may be redeemed upon 6 days written notice to the Partnership’s general partner, Beeland Management Company, L.L.C., 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604.

(b) Holders. There were approximately 1,785 Limited Partners at February 28, 2010.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2009, 2008 or 2007.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Units at the end of each calendar month at the then current month-end Net Asset Value per Unit. The redemption of Units has no impact on the value of Units that remain outstanding, and Units are not reissued once redeemed.

The following table summarizes the redemptions by Unitholders during the fourth calendar quarter of 2009:

Month	Units Redeemed	Redemption Date NAV per Unit

October 31, 2009	5,752.16	155.53
November 30, 2009	2,837.34	161.98
December 31, 2009	9,677.95	163.67

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership was organized on May 8, 2000 under the Illinois Revised Uniform Limited Partnership Act and commenced trading operations on November 1, 2001.

The Partnership’s trading is designed to replicate the positions which comprise the Index. The Partnership invests and trades in a portfolio of commodity futures and possibly forward contracts. The Partnership invests and trades solely on the “long side” of the market. Beeland Management, as general partner, manages all business of the Partnership.

The Index is not designed to predict which markets will exhibit positive (or negative) performance in any given year, and the specific components of the Index were not selected based on expectations of their future performance. Rather, the Index was designed to be a balanced, representative international raw materials index and to include most of the publicly traded raw materials used in international commerce. As a diversified index, the Index as a whole can be expected to produce different levels of return (including negative returns) in its various sectors from year to year.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units, although at December 31, 2009, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Trading in forward or other over the counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations, the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2009, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership, the only illiquidity experienced being with respect to assets encumbered in the Refco bankruptcy during the pendency of the bankruptcy proceedings and subsequent period pending distribution of settlement proceeds.

RESULTS OF OPERATIONS

The Partnership’s net income or loss is directly related to changes in the value of the Index, which the Partnership is designed to replicate, and is not dependent on trading decisions made by Beeland Management apart from balancing positions to track the Index. In periods of general market inflation, Beeland Management would expect the value of the Index to increase; similarly, in periods of general market deflation, Beeland Management would expect the value of the Index to decrease. The Partnership’s performance may be negative in years when the Index’s performance is positive due to fees charged.

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on approximately 90% to 100% of its assets.

At December 31, 2009 and 2008, the Partnership’s net assets were $52,076,636 and $46,917,012, respectively.

Net Revenues	Year ended 2009	Year ended 2008
Realized net trading gain (loss)	$9,227,318	$(33,458,873)
Change in unrealized trading gain (loss)	2,251,719	(1,993,144)
Interest income	202,841	2,216,309
Other income	840,527	84,853

Total Net Revenues	$12,522,405	$(33,150,855)

Operating Expenses
Brokerage commissions	$121,922	$186,444
Management fees – General Partner	481,350	947,291
Administrative fees	824,582	1,476,941

Total Operating Expenses	$1,427,854	$2,610,676

2009

During 2009, the Partnership performed positively. The performance of the Index, and thus the Partnership, reflected the perceived economic recovery that was evident among most financial indices. While commodity prices did not reach the highs of years past, the Partnership’s double digit gains were a stark contrast to the double digit losses of the year prior.

The Partnership allocates to three sectors of the marketplace: agriculture, energy and metals. During 2009, all sectors had positive returns, although agriculture had only a modest increase, with a return of 2.45% on average assets, energy and metals sectors posted returns of 9.62% and 11.75%, respectively. The Index returned 26.23% while the Partnership returned 24.99%. Performance of the Partnership deviates slightly from the Index due to the expenses charged at Partnership level.

The Partnership is currently closed to new investment, thus there were subscriptions totaling $0 for 2009. The total value of redemptions processed by the Partnership in 2009 was $5,934,927.

2008

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

The Partnership allocates to three sectors of the marketplace: agriculture, energy and metals. During 2008, all sectors had negative returns, although energy, with a return of -25.75% on average assets, incurred a steeper decline than both agriculture and metals with returns of -11.28% and -9.56%, respectively. In 2008, the Index returned -41.35% while the Partnership returned -43.19%. Performance of the Partnership deviates slightly from the Index due to the expenses charged at Partnership level.

The Partnership is currently closed to new investment, thus there were subscriptions totaling $0 for 2008. The total value of redemptions processed by the Partnership in 2008 was $15,606,756.

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades primarily in futures and forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. Market risks arise from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional contract value of futures contracts entered. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of a contract. The Partnership’s exposure to credit risk associated with counterparty nonperformance is generally the net unrealized gain on the open positions plus the value of the margin or collateral held by the counterparty. Exchange-traded financial instruments generally do not give rise to significant counterparty exposure due to the cash settlement procedures for daily market movements and the margin requirements of individual exchanges. Financial instruments traded off-exchange give rise to the risk of the failure of, or the inability or refusal to perform by, the counterparties to such trades.

The Partnership clears all of its futures trades through one clearing broker, MF Global. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions. The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE PARTNERSHIP’S POSITIONS

Beeland Management believes that the accounting policies that are most critical to the Partnership’s financial condition, results of operations and cash flows relate to the valuation of the Partnership’s positions. The majority of the Partnership’s positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. Any spot or forward foreign currency contracts held by the Partnership will also be valued at published daily settlement prices or at dealers’ quotes. U.S. Government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market. Thus, Beeland Management expects that under normal circumstances substantially all of the Partnership’s assets are valued on a daily basis using objective measures.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Based on the nature of the business and operations of the Partnership, Beeland Management believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable; however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. Beeland Management further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s accounting estimates other than those currently used would likely result in materially different amounts from those reported.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not engage in off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forward, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the General Partner

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership), as of December 31, 2009 and 2008, and the related statements of operations, changes in partners’ capital (net assets), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Rogers International Raw Materials Fund, L.P.’s internal control over financial reporting as of December 31, 2009, included in Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 30, 2010

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

	2009	2008
ASSETS

Equity in broker trading accounts:
U.S. Government securities, at fair value	$—	$8,020,815
Cash at brokers	52,645,601	40,655,791
Unrealized gain (loss) on open futures contracts, net	1,415,031	(844,438)

Total equity in brokers trading accounts	54,060,632	47,832,168

Cash and cash equivalents	325,805	972,194
Interest receivable	191	85,464
Other receivable	—	30,201

Total assets	$54,386,628	$48,920,027

LIABILITIES
Brokerage commissions payable	$6,642	$8,856
Accrued management fees – General Partner	44,256	37,824
Administrative fees payable	442,394	501,156
Withdrawals payable	1,816,700	1,455,179

Total liabilities	2,309,992	2,003,015

PARTNERS’ CAPITAL

Partners’ capital (net assets)	52,076,636	46,917,012

Total liabilities and partners’ capital	$54,386,628	$48,920,027

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2009

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital
Futures contracts*:

U.S. Futures Positions
Agricultural	$363,681	0.70%
Metals	64,885	0.13
Energy	101,053	0.19

Total U.S. Futures Positions	529,619	1.02

Foreign Futures Positions
Agricultural	21,606	0.04
Metals	863,806	1.66

Total Foreign Futures Positions	885,412	1.70

Total Futures Contracts	$1,415,031	2.72%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2008

	Fair Value	Percent of Partners’ Capital
U.S. Government securities:
(total cost - $8,013,065)

U.S. Treasury Notes Series D due 1/15/2009 at 3.250%, principal amount $3,000,000	$3,002,940	6.40%
U.S. Treasury Notes Series W due 2/28/2009 at 4.750%, principal amount $2,500,000	2,517,875	5.37
U.S. Treasury Bills due 1/22/2009 at 0.000%, principal amount $2,500,000	2,500,000	5.33

Total U.S. Government securities	$8,020,815	17.10%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital
Futures contracts*:

U.S. Futures Positions
Agricultural	$276,329	0.59%
Metals	311,490	0.66
Energy	456,041	0.97

Total U.S. Futures Positions	1,043,860	2.22

Foreign Futures Positions
Agricultural	38,462	0.08
Metals	(1,926,760)	(4.10)

Total Foreign Futures Positions	(1,888,298)	(4.02)

Total Futures Contracts	$(844,438)	(1.80)%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2009 and 2008

	2009	2008

Net trading gains (losses):
Realized	$9,227,318	$(33,458,873)
Change in unrealized	2,251,719	(1,993,144)
Commissions	(121,922)	(186,444)

	11,357,115	(35,638,461)

Investment income:
Interest income	202,841	2,216,309
Other income	840,527	84,853

	1,043,368	2,301,162

Expenses:
Management fees – General Partner	481,350	947,291
Administrative fees	824,582	1,476,941

	1,305,932	2,424,232

Net investment loss	(262,564)	(123,070)

Net income (loss)	$11,094,551	$(35,761,531)

Net increase (decrease) in NAV per GP and LP unit:	$32.72	$(99.60)

General Partner	$32.72	$(107.56)
Limited Partners	$32.36	$(90.68)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$132,043	$(422,637)
Limited Partners	10,962,508	(35,338,894)

	$11,094,551	$(35,761,531)

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)

For the years ended December 31, 2009 and 2008

	Number of Units	Limited Partners	Number of Units	General Partner	Total

Partners’ capital (net assets), January 1, 2008	422,040	$97,301,181	4,269	$984,118	$98,285,299

Contributions	—	—	—	—	—

Net loss	—	(35,338,894)	—	(422,637)	(35,761,531)

Withdrawals	(67,788)	(15,574,077)	(231)	(32,679)	(15,606,756)

Partners’ capital (net assets), December 31, 2008	354,252	46,388,210	4,038	528,802	46,917,012

Contributions	—	—	—	—	—

Net income	—	10,962,508	—	132,043	11,094,551

Withdrawals	(40,103)	(5,934,375)	(4)	(552)	(5,934,927)

Partners’ capital (net assets), December 31, 2009	314,149	$51,416,343	4,034	$660,293	$52,076,636

Per unit data	2009	2008

Net asset value (all units)	$163.67	$130.95

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008

	2009	2008
Cash Flows provided by (used in) operating activities
Net income (loss)	$11,094,551	$(35,761,531)
Net sales of U.S. Government securities	—	4,535,385
(Purchases) of long-term U.S. Government Sponsored Enterprise securities	—	(40,252,418)
Sales of long-term U.S. Government Sponsored Enterprise securities	—	32,753,519
Net sales of short-term U.S. Government Sponsored Enterprise securities	8,020,815	79,840,730
Net change in unrealized (gain) loss on open futures contracts, net	(2,259,469)	1,993,144

Change in:
Cash in broker trading accounts	(11,989,810)	(28,674,171)
Receivable from Refco Capital Markets, Ltd.	—	1,453,668
Interest receivable	85,273	820,405
Other receivable	30,201	(30,201)
Brokerage commissions payable	(2,214)	(3,017)
Accrued management fees – General Partner	6,432	(108,973)
Administrative fees payable	(58,762)	98,450

Net cash provided by operating activities	4,927,017	16,664,990

Cash flows used in financing activities
Partner withdrawals	(5,573,406)	(16,131,370)

Net cash used in financing activities	(5,573,406)	(16,131,370)

Net increase (decrease) in cash and cash equivalents	(646,389)	533,620

Cash and cash equivalents
Beginning of the Year	972,194	438,574

End of the Year	$325,805	$972,194

The accompanying notes are an integral part of these financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Accounting Policies: In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles (“GAAP”), which establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification impacts the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification. The adoption of FASB ASC 105 did not impact the Partnership’s financial condition, results of operations, or cash flows.

Net Assets: The valuation of net assets includes open commodity futures, swap, and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Net assets are determined by subtracting liabilities from assets, which also equals partners’ capital.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents represent amounts on deposit with a broker to facilitate payment of expenses and partner withdrawals.

Profit and Loss Allocation: Limited partners and the General Partner share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to the total partners’ capital.

Income Taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is not subject to examination by U.S. federal or state taxing authorities for tax years before 2006. As of December 31, 2009, the Partnership has no uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Fair Value of Financial Instruments: Securities and derivative financial instruments are recorded at fair value.

Note 1.	Significant Accounting Policies (continued):

Revenue Recognition: Futures and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. U.S. Government securities are stated at cost plus accrued interest, which approximates fair value based on quoted prices for identical assets in an active market.

Interest Income Recognition: The Partnership records interest income on the accrual basis.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation: Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized trading gains or losses.

Ongoing Offering Expenses: Ongoing offering expenses are accrued on an ongoing basis and charged to expense as incurred.

Deposits with Brokers: The Partnership deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Government securities and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Withdrawals Payable: Pursuant to the provisions of FASB ASC 480, Distinguishing Liabilities from Equity, redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month end (see Note 4).

Reclassification: Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation without affecting previously reported partners’ capital (net assets).

Note 2.	Fair Value of Financial Instruments:

The Partnership follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under FASB ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Note 2.	Fair Value of Financial Instruments (continued):

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

U.S. Government securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices for identical assets in an active market. U.S. Government securities are categorized in Level 1 of the fair value hierarchy.

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 using the fair value hierarchy:

	2009	2008
Description	Level 1	Level 1

Equity in brokers trading account:
U.S. Government securities	$—	$(844,438)
Unrealized gain (loss) on open futures contracts, net	1,415,031	8,020,815
Cash at brokers:
Money market funds	40,848,978	26,964,746

Total assets at fair value	$42,264,009	$34,141,123

During the years ended December 31, 2009 and 2008 there were no Level 2 or Level 3 assets or liabilities reflected at fair value.

Note 3.	Derivative Transactions:

The Partnership adopted the provisions of FASB ASC 815, Derivatives and Hedging, effective January 1, 2009. FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05. FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

Note 3.	Derivative Transactions (continued):

The Partnership’s business is speculative trading of futures and forward contracts. The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The following tables summarize the quantitative information required by FASB ASC 815:

	Asset Derivatives December 31, 2009	Liability Derivatives December 31, 2009	Net Derivatives December 31, 2009
Type of Contract	Fair Value	Fair Value	Fair Value*

Agricultural	$520,455	$(135,168)	$385,287
Metals	1,007,771	(79,081)	928,690
Energy	143,290	(42,236)	101,054

Totals	$1,671,516	$(256,485)	$1,415,031

*	The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue for the 12 months ended December 31, 2009

Type of Contract		Line Item in Statements of Operations

Agricultural	$1,186,281	Realized	$9,227,318
Metals	5,629,933	Change in unrealized	2,251,719
Energy	4,662,823

	$11,479,037		$11,479,037

Trading income is exclusive of brokerage commissions.

For the year ended December 31, 2009, the monthly average of contracts bought and sold was 1,720.

Note 4.	Agreements and Related-Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C. including trading decisions.

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the net assets of the Partnership at the close of the preceding month (1.00% per annum).

The Partnership is responsible for the administrative and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) were charged to partners’ capital upon issuance of Partnership units. Uhlmann did not receive any selling commissions during the years ended December 31, 2009 and 2008 because no units were sold during that period.

Note 4.	Agreements and Related-Party Transactions (continued):

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to PFG, by the clearing broker.

Fund Dynamics, LLC, an affiliate of the General Partner through common management, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	2009	2008

Management fees – General Partner	$481,350	$947,291
Administrative fees – Fund Dynamics, LLC	142,821	194,816
Trailing servicing fees – Uhlmann	320,999	622,150

Note 5.	Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At December 31, 2009, the Partnership was not accepting contributions from new or existing investors.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month-end divided by the number of outstanding units.

In November 2005, following the bankruptcy of Refco Capital Markets, a special redemption process was established so that limited partners requesting a redemption could receive their pro rata share of the Partnership’s cash, excluding any Partnership assets held at Refco Capital Markets. Redemption values were based on total assets of the Partnership, including assets yet to be distributed by Refco Capital Markets pursuant to a settlement agreement and redemption proceeds, beyond the pro rata cash amount, were paid out as funds were received from the Refco estate. However, effective October 1, 2009, investors are able to redeem at 100% without any special redemption process.

Note 6.	Financial Instruments with Off-Balance Sheet Credit and Market Risk:

The Partnership is involved in trading activities that may have market and/or credit risk. Financial instruments employed in the Partnership’s operations may have market and/or credit risk in excess of the amounts recorded in the statement of financial condition.

Market Risk - Market risks arise from changes in the market value of financial instruments. Theoretically, the Partnership’s exposure is equal to the notional contract value of futures contracts entered. Exposure to market risk is influenced by a number of factors, including the relationships between financial instruments, and the volatility and liquidity in the markets in which the financial instruments are traded. The use of financial instruments may serve to modify or offset market risk associated with other transactions.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

The unrealized net trading gains (losses) on open futures contracts is comprised of the following at December 31:

	2009	2008

Gross unrealized gains	$1,671,516	$2,475,983
Gross unrealized losses	(256,485)	(3,320,421)

Unrealized trading gain (loss), net	$1,415,031	$(844,438)

Note 7.	Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2009 and 2008 are as follows:

Per Unit Performance

	2009	2008
Net asset value per unit at the beginning of the period	$130.95	$230.55
Income (loss) from operations:
Net trading gains (losses)	33.49	(99.26)
Investment income:
Total investment income	3.04	5.85

Expenses:
Total expenses	(3.81)	(6.19)

Net investment loss	(0.77)	(0.34)

Net income (loss) per unit	32.72	(99.60)

Net asset value per unit at the end of the period	$163.67	$130.95

	2009	2008
Ratio of Net investment loss to average partners’ capital (net assets)	(0.54)%	(0.14)%

Ratio of Expenses to average partners’ capital (net assets) (1)	2.70%	2.66%

Total return	24.99%	(43.19)%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements.

(1)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.

Note 8.	Litigation and Loss:

The Partnership is a party to, or beneficiary of, certain settlements with Refco Inc. and/or its affiliates, Refco Capital Markets, Ltd. and Refco LLC, as well as a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco Inc. and numerous of its affiliates (the “Refco Bankruptcy”) and Partnership claims in the Refco Bankruptcy. As of December 31, 2009, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy as well as excess recoveries of approximately $2 million. The Partnership may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material, and management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $636,000 and $55,000 for the years ended December 31, 2009 and 2008, respectively. Approximately $841,000 and $85,000 has been allocated to active partners, which is reflected as other income in the statement of operations for years ended December 31, 2009 and 2008, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership has reimbursed the General Partner approximately $384,000 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy.

At December 31, 2009 and 2008, approximately $231,000 and $55,000 was payable to redeemed limited partners. These amounts are appropriately included in withdrawals payable for those years ended.

Note 9.	Indemnifications:

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

Note 10.	Subsequent Events:

Management of the Partnership evaluated subsequent events through the date these financial statements were issued. There were no contributions, and redemptions totaled approximately $1,220,000.

2. Supplementary Data

Not required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2009 (except as described herein and on Form 10-K issued for the fiscal year ended December 31, 2008).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, a material weakness was identified in internal control over partner activity, expenses, and financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Beeland Management has identified the following material weakness: The infrastructure of personnel responsible for the daily administration is limited and does not allow for segregation of key duties. This material weakness is pervasive across all operations of the Partnership, and leads to a reasonable possibility that material misstatement or fraud would not be prevented or detected on a timely basis. This control deficiency has not caused any adjustment to the financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC and exchange commissioner that permits the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to internal control or financial reporting procedures during the fourth quarter that have materially effected, or are reasonably likely to affect, internal control over financial reporting. However, as discussed above, Beeland Management has identified a material weakness in our internal control procedures that could impact our financial reporting. While management is actively taking steps to address all internal control procedures, as of the date of this report Beeland Management has not hired any additional personnel. Beeland Management has, however, engaged consultants to assist in the identification and design of effective internal controls; provided employees of Beeland Management educational materials to assist with their understanding of effective internal control and financial reporting design and is developing procedures to better document employee review and controls for third parties to test the existence of controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a,b) Identification of Directors and Executive Officers

The Partnership has no directors or executive officers. The Partnership is managed by Beeland Management Company, L.L.C., its general partner.

Beeland Management is an Illinois limited liability company formed in 1997 to serve as the general partner of and commodity trading advisor to partnerships and accounts that track the Index.

The officers of Beeland Management are as follows:

Walter Thomas Price III, age 69, is a Managing Member of Beeland Management and is the co-chairman, president, director and sole shareholder of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 40, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January 2000, to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

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

(b) Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company, L.L.C. held 4,034 Units in the Partnership as of December 31, 2009, representing approximately 1.28% of the Partnership’s outstanding Units as of December 31, 2009

(c) Changes in Control

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

A summary of fees charged or received by related parties to the Partnership during 2009 is as follows:

Management Fees – Beeland Management	$481,350
Administrative Fees – Fund Dynamics	142,821
Trailing servicing Fees – Uhlmann	320,999

Walter Thomas Price III, a Managing Member of Beeland Management, is a principal of and holds an ownership interest in The Price Futures Group, Inc. (“PFG”), which acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. The clearing broker pays PFG a portion of the brokerage fee paid by the Partnership for clearing transactions. The amount paid to PFG during 2008 and 2009 by the clearing broker did not exceed $120,000.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P) has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2008 and 2009. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2009	$79,000
2008	$125,900

(2)	Audit-Related Fees. None.

(3)	Tax Fees. RSM McGladrey, Inc. (RSM) (an associated entity of M&P provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns.

2009	$35,000
2008	$45,000

(4)	All Other Fees. None.

(5)	The Managing Members of Beeland Management Company, L.L.C. pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements:

The following are included with the 2009 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

Report of Independent Registered Public Accounting Firm

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2010.

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

Signature	Title with General Partner	Date

/s/ Walter Thomas Price III	Managing Member	March 30, 2010
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	March 30, 2010
Allen D. Goodman	(Principal Financial and Accounting Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)