Form 10-Q
period 2010-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2010-05-17
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
ASSETS

Equity in brokers trading accounts:
Cash at brokers	$20,831,539	$52,645,601
Unrealized gain on open futures contracts, net	1,068,879	1,415,031

Total equity in brokers trading accounts	21,900,418	54,060,632

Cash and cash equivalents	27,723,833	325,805
Interest receivable	802	191

Total assets	$49,625,053	$54,386,628

LIABILITIES

Brokerage commissions payable	$6,408	$6,642
Accrued management fees – General Partner	40,851	44,256
Administrative fees payable	355,374	442,394
Withdrawals payable	1,166,447	1,816,700

Total liabilities	1,569,080	2,309,992

PARTNERS’ CAPITAL

Partners’ capital (net assets)	48,055,973	52,076,636

Total liabilities and partners’ capital	$49,625,053	$54,386,628

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2010 (Unaudited)

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital

Futures contracts *:

U.S. Futures Positions
Agricultural	$(248,517)	-0.52%
Metals	93,910	0.20
Energy	433,468	0.90

Total U.S. Futures Positions	278,861	0.58

Foreign Futures Positions
Agricultural	5,840	0.01
Metals	784,178	1.63

Total Foreign Futures Positions	790,018	1.64

Total Futures Contracts	$1,068,879	2.22%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2009 (Audited)

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital
Futures contracts*:

U.S. Futures Positions
Agricultural	$363,681	0.70%
Metals	64,885	0.13
Energy	101,053	0.19

Total U.S. Futures Positions	529,619	1.02

Foreign Futures Positions
Agricultural	21,606	0.04
Metals	863,806	1.66

Total Foreign Futures Positions	885,412	1.70

Total Futures Contracts	$1,415,031	2.72%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2010 and March 31, 2009 (Unaudited)

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009
Net trading gains (losses):
Realized	$(938,681)	$(4,506,043)
Change in unrealized	(346,152)	2,398,810
Commissions	(28,728)	(35,928)

	(1,313,561)	(2,143,161)

Investment income:
Interest income	10,239	63,689

Expenses:
Management fees – General Partner	123,615	110,594
Administrative fees	210,260	198,045

	333,875	308,639

Net investment loss	(323,636)	(244,950)

Net loss	$(1,637,197)	$(2,388,111)

Net increase (decrease) in NAV per GP and LP unit:	$(5.04)	$(6.63)

General Partner	$(5.04)	$(6.63)
Limited Partners	$(5.04)	$(6.63)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(20,327)	$(26,765)
Limited Partners	(1,616,870)	(2,361,346)

	$(1,637,197)	$(2,388,111)

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Three Months Ended March 31, 2010 and March 31, 2009

(Unaudited)

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2009	314,149	$51,416,343	4,034	$660,293	$52,076,636

Contributions	—	—	—	—	—

Net loss	—	(1,616,870)	—	(20,327)	(1,637,197)

Withdrawals	(15,239)	(2,383,466)	—	—	(2,383,466)

Partners’ capital (net assets), March 31, 2010	298,910	$47,416,007	4,034	$639,966	$48,055,973

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2008	354,252	$46,388,210	4,038	$528,802	$46,917,012

Contributions	—	—	—	—	—

Net loss	—	(2,361,346)	—	(26,765)	(2,388,111)

Withdrawals	(7,545)	(924,756)	—	—	(924,756)

Partners’ capital (net assets), March 31, 2009	346,707	$43,102,108	4,038	$502,037	$43,604,145

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three Months Ended March 31, 2010 and March 31, 2009 (Unaudited)

Per Unit Performance

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009
Net asset value per unit at the beginning of the period	$163.67	$130.95
Income (loss) from operations:
Net trading losses	(4.00)	(5.94)
Investment income:
Interest income	0.03	0.18

Expenses:
Total expenses	(1.07)	(0.87)

Net investment loss	(1.04)	(0.69)

Net loss per unit	(5.04)	(6.63)

Net asset value per unit at the end of the period	$158.63	$124.32

	3 Months Ended March 31, 2010	3 Months Ended March 31, 2009
Ratio of net investment loss to average partners’ capital (net assets)	(0.66)%	(0.56)%

Ratio of expenses to average partners’ capital (net assets) (1)	0.68%	0.70%

Total return	(3.08)%	(5.06)%

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

Net Assets: The valuation of net assets includes open commodity futures, swap, and forward contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Net asset value are determined by subtracting liabilities from assets, which also equals partners’ capital.

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is not subject to examination by U.S. federal or state taxing authorities for tax years before 2006. As of March 31, 2010 and December 31, 2009, the Partnership has no uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Fair Value of Financial Instruments: Securities and derivative financial instruments are recorded at fair value.

Statement of Cash Flows: The Partnership has elected not to present a statement of cash flows as permitted by FASB ASC 230-10.

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

The fair values of exchange traded futures contracts are based upon exchange settlement prices. Fair value of swap contracts is based on third-party quoted dealer values on the Interbank market. Government-sponsored enterprises are stated at cost plus accrued interest, which approximates fair value. Money market funds are valued using quoted market prices. These financial instruments are classified as Level 1 of the fair value hierarchy.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value of Financial Instruments (Continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 using the fair value hierarchy:

Description	March 31, 2010 Level 1	December 31, 2009 Level 1
Equity in brokers trading account:
Unrealized gain on open futures contracts, net	$1,068,879	$1,415,031
Cash at brokers:
Money market funds	10,000,003	40,848,978

Total assets at fair value	$11,068,882	$42,264,009

At March 31, 2010 and December 31, 2009 there are no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Partnership’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Transactions:

The Partnership’s business is speculative trading of futures and forward contracts. The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The following tables summarize the quantitative information required by FASB ASC 815:

	Asset Derivatives March 31, 2010 Fair Value	Liability Derivatives March 31, 2010 Fair Value	Net Derivatives March 31, 2010 Fair Value*
Agricultural contracts	$198,297	$(440,974)	$(242,677)
Metals contracts	927,069	(48,981)	878,088
Energy contracts	544,958	(111,490)	433,468

Totals	$1,670,324	$(601,445)	$1,068,879

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 3.     Derivative Transactions (Continued):

Trading revenue for the 3 months ended March 31, 2010:

Type of Contract		Line Item in Statements of Operations

Agricultural	$(1,824,536)	Realized	$(938,681)
Metals	328,927	Change in unrealized	(346,152)
Energy	210,776

	$(1,284,833)		$(1,284,833)

Trading income is exclusive of brokerage commissions.

Type of Contract	Asset Derivatives December 31, 2009 Fair Value	Liability Derivatives December 31, 2009 Fair Value	Net Derivatives December 31, 2009 Fair Value*
Agricultural	$520,455	$(135,168)	$385,287
Metals	1,007,771	(79,081)	928,690
Energy	143,290	(42,236)	101,054

Totals	$1,671,516	$(256,485)	$1,415,031

*	The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue for the 3 months ended March 31, 2009.

Type of Contract		Line Item in Statements of Operations

Agricultural	$(868,685)	Realized	$(4,506,043)
Metals	786,132	Change in unrealized	2,398,810
Energy	(2,024,680)

	$(2,107,233)		$(2,107,233)

Trading income is exclusive of brokerage commissions.

For the three months ended, March 31, 2010 and 2009, the monthly average of contracts bought and sold was 1,598 and 2,073, respectively.

Note 4.	Agreements and Related-Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C., including trading decisions.

The Partnership pays a monthly management fee to the General Partner equal to 0.08333% of the net assets of the Fund at the close of the preceding month (1.00% per annum).

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 4.	Agreements and Related-Party Transactions (Continued):

The Partnership is responsible for the administrative expenses and trading expenses related to its operations. The General Partner may incur certain expenses on behalf of the Partnership and charge the Partnership for its allocable portion of these expenses.

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units. Uhlmann did not receive any selling commissions during the periods ended March 31, 2010 and 2009 because no units were sold during that period.

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

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended 3/31/2010	3 months ended 3/31/2009
Management fees – General Partner	$123,615	$110,594
Administrative fees – Fund Dynamics	29,408	28,526
Trailing servicing fees – Uhlmann	81,064	73,413

Note 5.	Partnership Capital and Redemptions:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At March 31, 2010, the Partnership was not accepting contributions from new or existing investors.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

The unrealized net trading gains (losses) on open futures contracts is comprised of the following:

	March 31, 2010	December 31, 2009
Gross unrealized gains	$1,670,324	$1,671,516
Gross unrealized losses	(601,445)	(256,485)

Net unrealized trading gains (losses)	$1,068,879	$1,415,031

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 7.	Litigation Proceedings and Loss Contingency

The Partnership is a party to, or beneficiary of, certain settlements with Refco Inc. and/or its affiliates, Refco Capital Markets, Ltd. and Refco LLC, as well as a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco Inc. and numerous of its affiliates (the “Refco Bankruptcy”) and Partnership claims in the Refco Bankruptcy. As of March 31, 2010, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy as well as excess recoveries of approximately $2 million. The Partnership may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material, and management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $231,000 and $636,000 for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership has reimbursed the General Partner approximately $384,000 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2009.

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

Note 9.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2010, the statement of operations for the three months ended March 31, 2010 and 2009 and changes in partners’ capital (net assets) for the three months ended March 31, 2010 and 2009 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009 and changes in partner’s capital (net assets) for the three months ended March 31, 2010 and 2009. The results of operation for three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 10.	Subsequent Events:

Subsequent to March 31, 2010, redemptions totaled $840,701, and there were no subscriptions.

Effective May 1, 2010, the Partnership’s Agreement of Limited Partnership was amended and restated to, among other things, remove the December 31, 2020 termination date and provide for the issuance of multiple series of units.

Management of the Partnership evaluated subsequent events through May 17, 2010, the date these financial statements were issued. There are no additional subsequent events to disclose.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at March 31, 2010, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations, the Partnership’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

The Partnership’s net income or loss is directly related to changes in the value of the Index, which the Partnership is designed to replicate, and is not dependent on trading decisions made by the Beeland Management apart from balancing positions to track the Index. In periods of general market inflation, Beeland Management would expect the value of the Index to increase; similarly, in periods of general market deflation, Beeland Management would expect the value of the Index to decrease. The Partnership’s performance may be negative in years when the Index’s performance is positive due to fees charged.

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on approximately 90% to 100% of its assets.

At March 31, 2010 and 2009, the Partnership’s net assets were $48,055,973 and $43,604,145, respectively.

Net Revenues	3 Months ended March 31, 2010	3 Months ended March 31, 2009
Realized net trading losses	$(938,681)	$(4,506,043)
Unrealized trading gains (losses)	(346,152)	2,398,810
Interest income	10,239	63,689
Commissions	(28,728)	(35,928)

Total Net Revenues	$(1,303,322)	$(2,079,472)

Operating Expenses	3 Months ended March 31, 2010	3 Months ended March 31, 2009
Management fees- General Partner	$123,615	$110,594
Administrative fees	210,260	198,045

Total Operating Expenses	$333,875	$308,639

Net Loss	$(1,637,197)	$(2,388,111)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2010

Units of the Partnership posted a net loss of -8.22% in January. Performance for the index’s sectors was negative. The energy, agriculture, and metals sectors posted losses of -3.96%, -2.76%, and -1.42%, respectively. Highest grossing commodities for the Partnership’s performance in January were sugar, orange juice, lumber, azuki beans, and greasy wool.

Units of the Partnership posted a net gain of 5.17% in February. The energy, agriculture, and metals sectors posted gains of 3.12%, 1.42%, and 0.84%, respectively. The top performing commodities for the Partnership were cotton, nickel, crude oil, soybean oil and RBOB gasoline.

Units of the Partnership posted a net loss of 0.41% in March. Sector performance was mixed for March, the energy and metals sectors posted gains of 1.53% and 1.31%, respectively, while the agriculture sector posted a loss of -2.17%. Highest grossing commodities for March were crude oil, brent oil, aluminum, copper, and nickel. Overall, the Partnership posted a net loss of -3.08% for the quarter ended March 31, 2010.

2009

Units of the Partnership posted a net loss of -5.38% in January. Performance for the index’s sectors was mixed. The energy and agriculture sectors posted losses of -4.24% and -0.94%, respectively while the metals sector posted a moderate gain of 0.01%. Highest grossing commodities for the Partnership’s performance in January were RBOB gasoline, lead, silver, sugar, and orange juice.

Units of the Partnership posted a net loss of -4.16% in February. The agriculture and energy sectors posted losses of -2.65% and -1.61%, respectively while the metals sector posted a moderate gain of 0.42%. The top performing commodities for the Partnership were platinum, copper, sugar, rice, silver, and gold.

Units of the Partnership posted a net gain of 4.69% in March. The agriculture, energy, and metals sectors posted gains of 1.76%, 1.72%, and 1.42%, respectively. Highest grossing commodities for March were crude oil, copper, corn, brent oil, and lead. Despite the gains in March, the Partnership posted a net loss of -5.06% for the quarter ended March 31, 2009.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, commodity forward, and other commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2010 (unaudited) and December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management has effective disclosure controls and procedures (except as described in the Partnership’s Report on Form 10-K for fiscal year 2009) to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared. There have been no significant changes in Beeland Management’s internal controls over financial reporting with respect to the Partnership that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, Beeland Management’s internal controls over financial reporting with respect to the Partnership.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2010:

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2010	3,710	$150.22
February 28, 2010	4,184	$157.99
March 31, 2010	7,345	$158.63

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included herewith.

Exhibit Number	Description of Document

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2010.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/S/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/S/ ALLEN D. GOODMAN
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)