Form 10-Q
period 2010-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2010-08-16
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
ASSETS

Equity in brokers trading accounts:
Cash at brokers	$32,884,445	$52,645,601
Unrealized gain (loss) on open futures contracts, net	(671,990)	1,415,031

Total equity in brokers trading accounts	32,212,455	54,060,632

Cash and cash equivalents	11,024,803	325,805
Interest receivable	213	191

Total assets	$43,237,471	$54,386,628

LIABILITIES

Brokerage commissions payable	$6,030	$6,642
Accrued management fees – General Partner	35,657	44,256
Administrative fees and other payables	259,896	442,394
Withdrawals payable	669,946	1,816,700

Total liabilities	971,529	2,309,992

PARTNERS’ CAPITAL

Partners’ capital (net assets)	42,265,942	52,076,636

Total liabilities and partners’ capital	$43,237,471	$54,386,628

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of June 30, 2010 (Unaudited)

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital

Futures contracts*:

U.S. Futures Positions
Agricultural	$204,895	0.49%
Metals	(4,950)	(0.01)
Energy	13,569	0.03

Total U.S. Futures Positions	213,514	0.51

Foreign Futures Positions
Agricultural	30,239	0.07
Metals	(915,743)	(2.17)

Total Foreign Futures Positions	(885,504)	(2.10)

Total Futures Contracts	$(671,990)	(1.59)%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2009 (Audited)

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital
Futures contracts*:

U.S. Futures Positions
Agricultural	$363,681	0.70%
Metals	64,885	0.13
Energy	101,053	0.19

Total U.S. Futures Positions	529,619	1.02

Foreign Futures Positions
Agricultural	21,606	0.04
Metals	863,806	1.66

Total Foreign Futures Positions	885,412	1.70

Total Futures Contracts	$1,415,031	2.72%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Net trading gains (losses):
Realized	$(1,927,001)	$10,155,727	$(2,865,682)	$5,586,454
Change in unrealized	(1,740,869)	(2,711,641)	(2,087,021)	(312,831)
Commissions	(26,215)	(32,754)	(54,943)	(68,682)

	(3,694,085)	7,411,332	(5,007,646)	5,204,941

Investment income:
Interest income	16,651	36,855	26,890	163,774
Other income	282,650	560,214	282,650	560,214

	299,301	597,069	309,540	723,988

Expenses:
Management fees – General Partner	116,069	115,698	239,684	226,292
Administrative fees and other expenses	197,993	203,181	408,253	401,226

	314,062	318,879	647,937	627,518

Net investment gain (loss)	(14,761)	278,190	(338,397)	96,470

Net income (loss)	$(3,708,846)	$7,689,522	$(5,346,043)	$5,301,411

Net increase (decrease) in NAV per GP and LP unit:	$(12.53)	$22.02	$(17.57)	$15.39

General Partner	$(12.53)	$22.02	$(17.57)	$15.39
Limited Partners	$(12.53)	$22.02	$(17.57)	$15.39

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(50,571)	$88,903	$(70,898)	$62,138
Limited Partners	(3,658,275)	7,600,619	(5,275,145)	5,239,273

	$(3,708,846)	$7,689,522	$(5,346,043)	$5,301,411

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2009	314,149	$51,416,343	4,034	$660,293	$52,076,636

Contributions	—	—	—	—	—

Net loss	—	(5,275,145)	—	(70,898)	(5,346,043)

Withdrawals	(28,879)	(4,464,651)	—	—	(4,464,651)

Partners’ capital (net assets), June 30, 2010	285,270	$41,676,547	4,034	$589,395	$42,265,942

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2008	354,252	$46,388,210	4,038	$528,802	$46,917,012

Contributions	—	—	—	—	—

Net income	—	5,239,273	—	62,138	5,301,411

Withdrawals	(12,205)	(1,573,899)	—	—	(1,573,899)

Partners’ capital (net assets), June 30, 2009	346,707	$50,053,584	4,038	$590,940	$50,644,524

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Six Months Ended June 30, 2010 and June 30, 2009 (Unaudited)

Per Unit Performance

	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Net asset value per unit at the beginning of the period	$158.63	$124.32	$163.67	$130.95
Income (loss) from operations:
Net trading gains (losses)	(12.48)	21.23	(16.46)	15.12
Investment income:
Total investment income	1.01	1.71	1.02	2.06

Expenses:
Total expenses	(1.06)	(0.92)	(2.13)	(1.79)

Net investment gain (loss)	(0.05)	0.79	(1.11)	0.27

Net income (loss) per unit	(12.53)	22.02	(17.57)	15.39

Net asset value per unit at the end of the period	$146.10	$146.34	$146.10	$146.34

	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Ratio of net investment gain (loss) to average partners’ capital (net assets)(2)	-0.03%	0.59%	-0.72%	0.21%

Ratio of expenses to average partners’ capital (net assets) (1) (2)	0.69%	0.67%	1.37%	1.36%

Total return (2)	-7.90%	17.71%	-10.74%	11.75%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions (see Note 5).

(1)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.

(2)	Not annualized.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 1.	Significant Accounting Policies:

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

The Partnership follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, Income Taxes. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2006. As of June 30, 2010 and December 31, 2009, the Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

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

Foreign Currency Translation: Foreign currency is translated into U.S. dollars at the exchange rate published by the carrying broker on the last business day of each month. The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized trading gains or losses.

Ongoing Offering Expenses: Ongoing offering expenses are accrued on an ongoing basis and charged to expense as incurred.

Deposits with Brokers: The Partnership deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Withdrawals Payable: Pursuant to the provisions of FASB ASC 480, Distinguishing Liabilities from Equity, redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month end (see Note 5).

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value Measurements:

The Partnership follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, requires disclosures about fair value measurement, and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under FASB ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value Measurements (Continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 using the fair value hierarchy:

Description	June 30, 2010 Level 1	December 31, 2009 Level 1
Equity in brokers trading accounts:
Unrealized gain (loss) on open futures contracts, net	$(671,990)	$1,415,031
Cash at brokers:
Money market funds	26,003,803	40,848,978

Total assets at fair value	$25,331,813	$42,264,009

At June 30, 2010 and December 31, 2009 there are no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Partnership’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Transactions

The Partnership’s business is speculative trading of futures and forward contracts. The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The following tables summarize the quantitative information required by FASB ASC 815:

	Asset Derivatives June 30, 2010 Fair Value	Liability Derivatives June 30, 2010 Fair Value	Net Derivatives June 30, 2010 Fair Value*
Agricultural	$414,906	$(179,772)	$235,134
Metals	61,498	(982,191)	(920,693)
Energy	89,155	(75,586)	13,569

Totals	$565,559	$(1,237,549)	$(671,990)

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 3.	Derivative Transactions (Continued):

	Asset Derivatives December 31, 2009 Fair Value	Liability Derivatives December 31, 2009 Fair Value	Net Derivatives December 31, 2009 Fair Value*
Agricultural	$520,455	$(135,168)	$385,287
Metals	1,007,771	(79,081)	928,690
Energy	143,290	(42,236)	101,054

Totals	$1,671,516	$(256,485)	$1,415,031

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue for the three and six months ended June 30, 2010 and 2009:

Type of Contract	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Agricultural	$(299,858)	$327,789	$(2,085,574)	$(541,512)
Metals	(1,050,462)	1,562,987	(721,534)	2,349,119
Energy	(2,317,550)	5,553,310	(2,145,595)	3,466,016

	$(3,667,870)	$7,444,086	$(4,952,703)	$5,273,623

	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Line Item in Statements of Operations
Realized	$(1,927,001)	$10,155,727	$(2,865,682)	$5,586,454
Change in unrealized	(1,740,869)	(2,711,641)	(2,087,021)	(312,831)

	$(3,667,870)	$7,444,086	$(4,952,703)	$5,273,623

For the three and sixth months ended, June 30, 2010 and 2009, the monthly average of contracts bought and sold was 1,385, 1,492, 1,801, and 1,937, respectively.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) are charged to partners’ capital upon issuance of partnership units. Uhlmann did not receive any selling commissions during the periods ended June 30, 2010 and 2009 because no units were sold during those periods.

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

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Management fees – General Partner	$116,069	$115,698	$239,684	$226,292
Administrative fees – Fund Dynamics	27,796	29,065	57,205	57,591
Trailing servicing fees – Uhlmann	75,861	76,878	156,925	150,290

Note 5.	Partnership Capital and Withdrawals:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. At June 30, 2010, the Partnership was not accepting contributions from new or existing investors.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month-end divided by the number of outstanding units.

The Partnership accepts redemptions on a monthly basis. Requests for redemption should be received by the General Partner no later than six business days prior to the end of the month in which an investor chooses to redeem. Requests for redemption should be sent to the General Partner by email, fax, or overnight courier.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

The unrealized net trading gains (losses) on open futures contracts is comprised of the following:

	June 30, 2010	December 31, 2009
Gross unrealized gains	$565,559	$1,671,516
Gross unrealized losses	(1,237,549)	(256,485)

Net unrealized trading gains (losses)	$(671,990)	$1,415,031

Note 7.	Litigation Proceedings and Loss Contingency:

The Partnership is a party to, or beneficiary of, certain settlements with Refco Inc. and/or its affiliates, Refco Capital Markets, Ltd. and Refco LLC, as well as a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco Inc. and numerous of its affiliates (the “Refco Bankruptcy”) and Partnership claims in the Refco Bankruptcy. As of June 30, 2010, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy as well as excess recoveries of approximately $2.6 million. The Partnership may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material, and management is unable to estimate the amounts of any such additional recoveries.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 7.	Litigation Proceedings and Loss Contingency (Continued):

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $231,000 and $636,000 for the six months ended June 30, 2010 and year ended December 31, 2009, respectively. At June 30, 2010 approximately $285,000 of undistributed Refco related recoveries is included in redemptions payable on the statement of financial condition. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership has reimbursed the General Partner approximately $400,000 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2009.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communications with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by and to be received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At June 30, 2010, $29,530 of these expenses is included in administrative and other fees payable on the statement of financial condition.

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

Note 9.	Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2010, the statement of operations for the three and six months ended June 30, 2010 and 2009 and changes in partners’ capital (net assets) for the six months ended June 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009 and changes in partner’s capital (net assets) for the six months ended June 30, 2010 and 2009. The results of operation for three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 10.	Subsequent Events:

Subsequent to June 30, 2010, redemptions totaled $998,281 and there were no subscriptions.

Management of the Partnership evaluated subsequent events through the date these financial statements were issued. There are no additional subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership’s principle objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading is designed to replicate the positions which comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership invests and trades solely on the “long side” of the market. The General Partner (“Beeland Management”) manages all business of the Partnership.

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering, although at June 30, 2010, the Partnership was not offering its Units, and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

Trading in forward or other over the counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for exchange-traded instruments.

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

At June 30, 2010 and 2009, the Partnership’s net assets were $42,265,942 and $50,644,524, respectively.

Net Revenues	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Realized net trading gains	$(1,927,001)	$10,155,727	$(2,865,682)	$5,586,454
Unrealized trading gains (losses)	(1,740,869)	(2,711,641)	(2,087,021)	(312,831)
Investment income	299,301	597,069	309,540	723,988
Commissions	(26,215)	(32,754)	(54,943)	(68,682)

Total Net Revenues	$(3,394,784)	$8,008,401	$(4,698,106)	$5,928,929

Operating Expenses	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Management fees	$116,069	$115,698	$239,684	$226,292
Administrative fees	197,993	203,181	408,253	401,226

Total Operating Expenses	314,062	318,879	647,937	627,518

Net Income (Loss)	$(3,708,846)	$7,689,522	$(5,346,043)	$5,301,411

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

Units of the Partnership posted a net gain of 2.54% in April. Sector performance was positive for April and the energy, agriculture, and metal sectors posted gains of 1.51%, 1.11%, and 0.16%, respectively. The top performing commodities for the Fund were palladium, soybean meal, KC wheat, wheat, and cocoa. The highest grossing commodities for April were brent oil, crude oil, wheat, corn, and gold.

Units of the Partnership posted a net loss of -9.89% in May. The performance of the all sectors of the Index’s was negative. The energy, agriculture, and metal sectors posted losses of -6.55%, -2.06%, and -1.72%, respectively. The top performing commodities for the Fund were natural gas, orange juice, gold, euro rapeseed, and greasy wool. The highest grossing commodities for May were natural gas, gold, orange juice, euro rapeseed, and greasy wool.

Units of the Partnership posted a net loss of -0.33% in June. The performance of the Index’s sectors was mixed. The agriculture and energy sectors posted gains of 0.39% and 0.30%, respectively, while the metals sector posted a loss of -0.69%. The top performing commodities for the Partnership were oats, coffee, canola, sugar, and euro rapeseed. The highest grossing commodities for June were coffee, sugar, natural gas, oats, and gold. The Partnership’s year-to-date return is -10.74%.

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

Units of the Partnership posted a net gain of 1.51% in April. The agriculture and metals sector posted gains of 1.15% and 1.04%, respectively while the energy sector posted a loss of -0.51%. The top performing commodities for the Fund were cotton, copper, soybeans, aluminum, and tin. The highest grossing commodities for April were tin, nickel, cotton, soybean meal, and soybeans.

Units of the Partnership posted a net gain of 16.52% in May. The performance of the Index’s sectors was positive. The energy, agriculture, and metals sector posted gains of 11.03%, 3.51%, and 2.08%, respectively. The top performing commodities for the Fund were RBOB gasoline, crude oil, brent oil, silver, and oats. The highest grossing commodities for May were crude oil, brent oil, wheat, RBOB gasoline, and silver.

Units of the Partnership posted a net loss of -0.27%. For the month of June, the performance of the Index’s energy and metals sectors was positive while the agriculture sector was negative. The energy, agriculture, and metals sector posted returns of 1.69%, 0.38%, and -3.37%, respectively. The top performing commodities for the Fund were aluminum, nickel, sugar, lead, and palladium. The highest grossing commodities for June were crude oil, brent oil, aluminum, sugar, and lead. Accordingly, the Partnership’s year-to-date return is 11.75%.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, commodity forward, and other commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2010 (unaudited) and December 31, 2009.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2010:

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2010	5,168	$162.67
May 31, 2010	5,851	$146.57
June 30, 2010	2,621	$146.10

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 2010.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/S/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/S/ ALLEN D. GOODMAN
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)