Form 10-Q
period 2010-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2010-11-12
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 30, 2010	December 31, 2009
ASSETS

Equity in brokers trading accounts:
U.S. Government securities, at fair value	$20,998,820	$—
Cash at brokers	11,131,955	52,645,601
Unrealized gain on open futures contracts, net	2,844,550	1,415,031

Total equity in brokers trading accounts	34,975,325	54,060,632

Cash and cash equivalents	11,273,102	325,805
Interest receivable	451	191

Total assets	$46,248,878	$54,386,628

LIABILITIES

Brokerage commissions payable	$5,274	$6,642
Accrued management fees – General Partner	35,353	44,256
Administrative fees and other payables	242,377	442,394
Withdrawals payable	1,026,411	1,816,700

Total liabilities	1,309,415	2,309,992

PARTNERS’ CAPITAL

Partners’ capital (net assets)	44,939,463	52,076,636

Total liabilities and partners’ capital	$46,248,878	$54,386,628

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2010 (Unaudited)

	Fair Value	Percent of Partners’ Capital
U.S. Government securities: (total cost - $20,997,020)

U.S. Treasury Bills due 10/7/2010 at 0.11%, principal amount $10,000,000	$9,999,800	22.25%
U.S. Treasury Bills due 10/21/2010 at 0.11%, principal amount $5,000,000	4,999,650	11.13
U.S. Treasury Bills due 10/28/2010 at 0.12%, principal amount $5,000,000	4,999,500	11.13
U.S. Treasury Bills due 11/4/2010 at 0.12%, principal amount $1,000,000	999,870	2.22

	$20,998,820	46.73%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital

Futures contracts*:

U.S. Futures Positions
Agricultural	$1,302,416	2.90%
Metals	342,325	0.76
Energy	624,097	1.39

Total U.S. Futures Positions	2,268,838	5.05

Foreign Futures Positions
Agricultural	36,537	0.08
Metals	539,175	1.20

Total Foreign Futures Positions	575,712	1.28

Total Futures Contracts	$2,844,550	6.33%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2009 (Audited)

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital

Futures contracts*:

U.S. Futures Positions
Agricultural	$363,681	0.70%
Metals	64,885	0.13
Energy	101,053	0.19

Total U.S. Futures Positions	529,619	1.02

Foreign Futures Positions
Agricultural	21,606	0.04
Metals	863,806	1.66

Total Foreign Futures Positions	885,412	1.70

Total Futures Contracts	$1,415,031	2.72%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net trading gains (losses):
Realized	$2,257,092	$(947,021)	$(608,590)	$4,639,431
Change in unrealized	3,516,540	1,633,120	1,429,519	1,320,289
Commissions	(21,709)	(26,632)	(76,652)	(95,314)

	5,751,923	659,467	744,277	5,864,406

Investment income:
Interest income	18,329	25,783	45,219	189,556
Other income	—	—	282,650	560,214

	18,329	25,783	327,869	749,770

Expenses:
Management fees – General Partner	107,691	126,636	347,375	352,928
Administrative fees and other expenses	191,697	216,352	599,950	617,578

	299,388	342,988	947,325	970,506

Net investment gain (loss)	(281,059)	(317,205)	(619,456)	(220,736)

Net income	$5,470,864	$342,262	$124,821	$5,643,670

Net increase in NAV per GP and LP unit:	$19.30	$0.98	$1.73	$16.36

General Partner	$19.30	$0.98	$1.73	$16.36
Limited Partners	$19.30	$0.98	$1.73	$16.36

Net income per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$77,900	$3,953	$7,002	$66,096
Limited Partners	5,392,964	338,309	117,819	5,577,574

	$5,470,864	$342,262	$124,821	$5,643,670

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2009	314,149	$51,416,343	4,034	$660,293	$52,076,636

Contributions	—	—	—	—	—

Net income	—	117,819	—	7,002	124,821

Withdrawals	(46,488)	(7,261,994)	—	—	(7,261,994)

Partners’ capital (net assets), September 30, 2010	267,661	$44,272,168	4,034	$667,295	$44,939,463

	Number of Units	Limited Partners	Number of Units	General Partner	Total
Partners’ capital (net assets), December 31, 2008	354,252	$46,388,210	4,038	$528,802	$46,917,012

Contributions	—	—	—	—	—

Net income	—	5,577,574	—	66,096	5,643,670

Withdrawals	(21,840)	(2,996,698)	—	—	(2,996,698)

Partners’ capital (net assets), September 30, 2009	332,412	$48,969,086	4,038	$594,898	$49,563,984

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Financial Highlights for the Three and Nine Months Ended September 30, 2010 and September 30, 2009 (Unaudited)

Per Unit Performance

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net asset value per unit at the beginning of the period	$146.10	$146.33	$163.67	$130.95

Income (loss) from operations:
Net trading gains (losses)	20.30	1.90	3.84	16.99

Investment income:	0.07	0.08	1.09	2.16

Expenses:	(1.07)	(1.00)	(3.20)	(2.79)

Net investment gain (loss)	(1.00)	(0.92)	(2.11)	(0.63)

Net income (loss) per unit	19.30	0.98	1.73	16.36

Net asset value per unit at the end of the period	$165.40	$147.31	$165.40	$147.31

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Ratio of net investment loss to average partners’ capital (net assets) (1)	2.58%	-2.52%	-1.79%	-0.62%

Ratio of expenses to average partners’ capital (netassets) (1)(2)	2.75%	2.71%	2.74%	2.74%

Total return (3)	13.22%	0.67%	1.06%	16.66%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions (see Note 5).

(1)	Annualized.

(2)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.

(3)	Not annualized.

The accompanying notes are an integral part of these financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 1.	Significant Accounting Policies:

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

The Partnership follows the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, Income Taxes. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2006. As of September 30, 2010 and December 31, 2009, the Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Fair Value of Financial Instruments: Securities and derivative financial instruments are recorded at fair value.

Statement of Cash Flows: The Partnership has elected not to present a statement of cash flows as permitted by FASB ASC 230-10, as all of the following conditions have been met: a) during the year, substantially all of the Partnership’s investments were highly liquid; b) substantially all of the Partnership’s investments are carried at fair value; c) the Partnership had little or no debt during the year; d) the Partnership’s financial statements include a statement of changes in net assets.

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

Foreign Currency Translation: Foreign currency is translated into U.S. dollars at the exchange rate published by the carrying broker or futures commission merchant on the last business day of each month. The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized trading gains or losses.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 using the fair value hierarchy:

Description	September 30, 2010 Level 1	December 31, 2009 Level 1
Equity in brokers trading account:
U.S. Government securities	$20,998,820	$—
Unrealized gain (loss) on open futures contracts, net	2,844,550	1,415,031
Cash at brokers:
Money market funds	15,234	40,848,978

Total assets at fair value	$23,858,604	$42,264,009

At September 30, 2010 and December 31, 2009 there are no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Partnership’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Transactions

The Partnership’s business is speculative trading of futures and forward contracts. The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The following tables summarize the quantitative information required by FASB ASC 815 Derivatives and Hedging:

	Asset Derivatives September 30, 2010 Fair Value	Liability Derivatives September 30, 2010 Fair Value	Net Derivatives September 30, 2010 Fair Value*
Agricultural	$1,459,544	$(120,591)	$1,338,953
Metals	1,001,478	(119,978)	881,500
Energy	650,827	(26,730)	624,097

Totals	$3,111,849	$(267,299)	$2,844,550

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 3.	Derivative Transactions (Continued):

	Asset Derivatives December 31, 2009 Fair Value	Liability Derivatives December 31, 2009 Fair Value	Net Derivatives December 31, 2009 Fair Value*
Agricultural	$520,455	$(135,168)	$385,287
Metals	1,007,772	(79,081)	928,691
Energy	143,289	(42,236)	101,053

Totals	$1,671,516	$(256,485)	$1,415,031

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue for the three and nine months ended September 30, 2010 and 2009:

Type of Contract	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Agricultural	$3,674,899	$(386,531)	$1,550,430	$(995,945)
Metals	1,554,111	1,902,168	832,577	4,251,287
Energy	544,622	(829,538)	(1,562,078)	2,704,378

	$5,773,632	$686,099	$820,929	$5,959,720

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Line Item in Statements of Operations
Realized	$2,257,092	$(947,021)	$(608,590)	$4,639,431
Change in unrealized	3,516,540	1,633,120	1,429,519	1,320,289

	$5,773,632	$686,099	$820,929	$5,959,720

For the three and nine months ended, September 30, 2010 and 2009, the monthly average of contracts bought and sold was 1,121, 1,368, 1,488, and 1,787, respectively.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. With respect to Partnership units sold prior to September 22, 2010, selling fees of up to 5% of the gross offering proceeds (which includes a 3.75% reallowance to other broker dealers and a 0.5% wholesaling fee retained by the General Partner) were charged to partners’ capital upon issuance of partnership units. With respect to units sold after September 22, 2010, the selling fee payable to Uhlmann is 2.00% of the gross offering proceeds with a 1.50% reallowance to other broker dealers. Uhlmann did not receive any selling commissions during the periods ended September 30, 2010 and 2009 because no units were sold during those periods.

In addition, with respect to units sold prior to September 22, 2010, there is an annual trailing servicing fee of up to 1.00% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. With respect to units sold after September 22, 2010, the annual trailing servicing fee is 1.00% but not to exceed 7.99% of the gross offering proceeds of the units sold.

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

A summary of fees charged by related parties to the Partnership is as follows:

	3 months ended September 30, 2010	3 months ended September 30, 2009	9 months ended September 30, 2010	9 months ended September 30, 2009
Management fees – General Partner	$107,691	$126,636	$347,375	$352,928
Administrative fees – Fund Dynamics	25,976	30,606	83,180	88,701
Trailing servicing fees – Uhlmann	70,082	84,896	227,007	235,186

Note 5.	Partnership Capital and Withdrawals:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion. The Partnership was closed to investment from new or existing partners from November 1, 2005 to August 31, 2010. At September 30, 2010, the Partnership was accepting contributions for Series B units from investors; however no Series B units were sold for investment.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month-end divided by the number of outstanding units.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 5.	Partnership Capital and Withdrawals (Continued):

The Partnership accepts withdrawals on a monthly basis. Requests for withdrawal should be received by the General Partner no later than six business days prior to the end of the month in which an investor chooses to redeem. Requests for redemption should be sent to the General Partner by email, fax, or overnight courier.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

The unrealized net trading gains (losses) on open futures contracts is comprised of the following:

	September 30, 2010	December 31, 2009
Gross unrealized gains	$3,111,849	$1,671,516
Gross unrealized losses	(267,299)	(256,485)

Net unrealized trading gains (losses)	$2,844,550	$1,415,031

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 7.	Litigation Proceedings and Loss Contingency:

The Partnership is a party to, or beneficiary of, certain settlements with Refco Inc. and/or its affiliates, Refco Capital Markets, Ltd. and Refco LLC, as well as a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco Inc. and numerous of its affiliates (the “Refco Bankruptcy”) and Partnership claims in the Refco Bankruptcy. As of September 30, 2010, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy as well as excess recoveries of approximately $2.6 million. The Partnership may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material, and management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $231,000 and $636,000 for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership has reimbursed the General Partner approximately $400,000 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2009.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communications with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by and to be received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At September 30, 2010, $29,530 of these expenses is included in administrative and other fees payable on the statement of financial condition.

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

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2010, the statement of operations for the three and nine months ended September 30, 2010 and 2009 and changes in partners’ capital (net assets) for the nine months ended September 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009 and changes in partner’s capital (net assets) for the nine months ended September 30, 2010 and 2009. The results of operation for three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 10.	Subsequent Events:

Subsequent to September 30, 2010, redemptions totaled $700,524 and there were no subscriptions.

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of Units offered pursuant to a continuing offering and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At September 30, 2010 and 2009, the Partnership’s net assets were $44,939,463 and $49,563,984, respectively.

Net Revenues	3 months ended September 30, 2010	3 months ended September 30, 2009	9 months ended September 30, 2010	9 months ended September 30, 2009
Realized net trading gains (losses)	$2,257,092	$(947,021)	$(608,590)	$4,639,431
Unrealized trading gains	3,516,540	1,633,120	1,429,519	1,320,289
Interest income	18,329	25,783	45,219	189,556
Commissions	(21,709)	(26,632)	(76,652)	(95,314)
Other income	—	—	282,650	560,214

Total Net Revenues	$5,770,252	$685,250	$1,072,146	$6,614,176

Operating Expenses	3 months ended September 30, 2010	3 months ended September 30, 2009	9 months ended September 30, 2010	9 months ended September 30, 2009
Management fees	$107,691	$126,636	$347,375	$352,928
Administrative fees and other expenses	191,697	216,352	599,950	617,578

Total Operating Expenses	299,388	342,988	947,325	970,506

Net Income	$5,470,864	$342,262	$124,821	$5,643,670

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

Units of the Partnership posted a net gain of 7.74% in July. The performance of the Index’s sectors was positive. The agriculture, energy, and metals sectors posted gains of 4.81%, 1.61%, and 1.46%, respectively. The top performing commodities for the Partnership were wheat, KC wheat, sugar, lead, and palladium. The highest grossing commodities for July were wheat, crude oil, brent oil, copper, and sugar.

Units of the Partnership posted a net loss of -3.02% in August. The performance of the Index’s sectors was mixed. The energy sector posted a loss of -3.69% while the metals and agriculture sectors posted gains of 0.16% and 0.73%, respectively. The top performing commodities for the Partnership were cotton, corn, silver, tin, and rubber. The highest grossing commodities for August were cotton, corn, gold, silver, and copper.

Units of the Partnership posted a net gain of 8.35% in September. The performance of the Index’s sectors was positive. The agriculture, energy, and metals sectors posted gains of 2.91%, 3.56%, and 2.04%, respectively. The top performing commodities for the Partnership were oats, sugar, cotton, palladium, and tin. The highest grossing commodities for September were light crude, brent crude, cotton, corn, and aluminum. The Partnership’s year to date performance through September 30, 2010 is 1.06%.

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

Units of the Partnership posted a net gain of 2.15%. For the month of July, the performance of the Index’s agriculture and metal sectors was positive while the energy sector was negative. The metals, agriculture, and energy sectors posted returns of 2.02%, 0.34%, and -0.08% respectively. The top performing commodities for the Partnership were rubber, orange juice, aluminum, nickel, and cocoa. The highest grossing commodities for July were aluminum, copper, brent oil, zinc, and lead.

Units of the Partnership posted a net loss of -1.60%. For the month of August, the performance of the metals sector was positive while the agriculture and energy sectors were negative. The metals, agriculture, and energy sectors posted returns of 1.22%, -0.85%, and -1.76% respectively. The top performing commodities for the Partnership were sugar, copper, lead, palladium, and zinc. The highest grossing commodities for August were sugar, copper, lead, zinc, and silver.

Units of the Partnership posted a net gain of 0.16%. For the month of September, the performance of the metals and energy sectors were positive while the agriculture sector was negative. The metals, energy, and agriculture sectors posted returns of 0.50%, 0.24%, and -0.41% respectively. The top performing commodities for the Partnership were natural gas, cocoa, silver, lead and lean hogs. The highest grossing commodities for September were natural gas, silver, cotton, corn, and gold. Accordingly, the Partnership’s year-to-date return is 16.66%.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, commodity forward, and other commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2010 (unaudited) and December 31, 2009.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2010:

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2010	6,342	$157.41
August 31, 2010	5,071	$152.66
September 30, 2010	6,198	$165.40

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2010.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/S/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/S/ ALLEN D. GOODMAN
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)