Form 10-K
period 2010-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2011-03-30
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The Partnership originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission to register $200 million of units of limited partnership interest (the “Series A units”), which registration statement became effective in January 2001. The Partnership’s initial offering period was held during fiscal year 2001. The Series A units were initially offered for sale at a fixed price of $100 per Unit. An initial closing was held after a minimum of 50,000 units in subscriptions was received.

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the Partnership’s futures commission merchant and were used to acquire a portfolio of futures positions, consistent with the Partnership’s trading policies, as well as U.S. Government obligations.

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2011.

Effective September 22, 2010, the Partnership filed an additional registration statement with the Securities Exchange Commission to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”). A total of $425,100 Series B units have been sold to the public as of March 1, 2011. Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units do not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates.

The Partnership will terminate December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement.

(b) Financial information about segments

The Partnership’s business constitutes only one business segment, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods and services. Financial information regarding the Partnership’s business is set forth in Item 8 “Financial Statements and Supplementary Data.”

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”). The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2010, the Partnership was offering only Series B units for sale.

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

MF Global Inc. acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc., related to Beeland Management through common management, acts as introducing broker for the Partnership. The Partnership is open-ended and may offer Series B units at the net asset value per Series B unit as of the first day of each month. Unitholders of Series A and B units normally may be redeemed upon 6 business days’ written notice to the Partnership’s general partner.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and, in a non-spot month, a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. Beeland Management believes that the proposed limits are sufficiently large that, if adopted, they should not restrict the Partnership’s ability to replicate the Index.

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

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the Series A and B units, and none is likely to develop. Series A and B units normally may be redeemed upon 6 business days’ written notice to the Partnership’s general partner, Beeland Management Company, LLC, 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604.

(b) Holders. There were approximately 1430 Series A and 31 Series B Limited Partners at February 28, 2011.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2010. A total of $425,100 Series B units have been sold to the public as of March 1, 2011.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit. The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of 2010:

Series A

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2010	4,053.24	172.83
November 30, 2010	4,331.54	171.89
December 31, 2010	3,715.00	191.07

Series B

Month	Units Redeemed	Redemption Date NAV per Unit
October 31, 2010	N/A	N/A
November 30, 2010	5.01	171.89
December 31, 2010	0.00	190.44

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of units of limited partnership interest. At December 31, 2010, the Partnership was offering only Series B units for sale. The Partnership does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Index Fund’s ability to close existing positions and initiate new positions when the Index Fund is rolling its positions forward from one futures contract delivery month to another or when adjusting the Index Fund’s portfolio to reflect additions or withdrawals of capital. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Trading in forward or other over the counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. Other than these limitations on liquidity, which are inherent in the Index Fund’s trading operations, the Index Fund’s assets are highly liquid and are expected to remain so. During its operations through December 31 2010, the Index Fund experienced no meaningful periods of illiquidity in any of the markets traded by the Index Fund.

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

At December 31, 2010 and 2009, the Partnership’s net assets were $49,939,841 and $52,076,636, respectively.

	Year ended 2010	Year ended 2009
Net Revenues
Realized net trading gain	$6,112,004	$9,227,318
Change in unrealized net trading gain	1,710,493	2,251,719
Interest income	63,124	202,841
Other income	445,653	840,527

Total Net Revenues	$8,331,274	$12,522,405

Operating Expenses
Brokerage commissions	$98,386	$121,922
Management fees	461,453	481,350
Administrative fees	798,078	824,582

Total Operating Expenses	$1,357,917	$1,427,854

2010

During 2010, the Partnership had another year of positive performance. The performance of the Index, and thus the Partnership, reflected the continued, perceived economic recovery that was evident among most financial indices. Some commodity prices hit the highs of past years, and commodities such as gold hit new highs.

The Partnership allocates to three sectors of the marketplace: agriculture, energy and metals. During 2010, all sectors had positive returns. Agriculture led the sectors with an increase of 36.31% while energy and metals sectors posted returns of 3.25% and 24.64%, respectively. The Index returned 19.01% while the Partnership returned 16.74%. Performance of the Partnership deviates slightly from the Index due to the expenses charged at the Partnership level.

The Partnership was open to new investment effective November 1, 2010, and there were capital contributions in 2010 totaling $307,633. The total value of capital withdrawals in 2010 was $6,973,357.

2009

During 2009, the Partnership performed positively. The performance of the Index, and thus the Partnership, reflected the perceived economic recovery that was evident among most financial indices. While commodity prices did not reach the highs of years past, the Partnership’s double digit gains were a stark contrast to the double digit losses of the year prior.

The Partnership allocates to three sectors of the marketplace: agriculture, energy and metals. During 2009, all sectors had positive returns, although agriculture had only a modest increase, with a return of 2.45% on average assets, energy and metals sectors posted returns of 9.62% and 11.75%, respectively. The Index returned 26.23% while the Partnership returned 24.99%. Performance of the Partnership deviates slightly from the Index due to the expenses charged at the Partnership level.

The Partnership was closed to new investment, thus there were no capital contributions in 2009. The total value of capital withdrawals in 2009 was $5,934,927.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Based on the nature of the business and operations of the Index Fund, Beeland Management believes that the estimates utilized in preparing the Index Fund’s financial statements are appropriate and reasonable; however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. Beeland Management further believes that, based on the nature of the business and operations of the Index Fund, no other reasonable assumptions relating to the application of the Index Fund’s accounting estimates other than those currently used would likely result in materially different amounts from those reported.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not engage in off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forwards, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2010 and 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2010 and 2009, and the related statements of operations and changes in partners’ capital (net assets) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2010 and 2009, and the results of its operations for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 30, 2011

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

	2010	2009
ASSETS
Equity in broker trading accounts:
U.S. Government securities, at fair value	$29,082,108	$—
Cash at brokers	8,027,725	52,645,601
Unrealized gain on open futures contracts, net	3,125,524	1,415,031

Total equity in brokers trading accounts	40,235,357	54,060,632

Cash and cash equivalents	11,189,077	325,805
Interest receivable	553	191

Total assets	$51,424,987	$54,386,628

LIABILITIES
Brokerage commissions payable	$4,944	$6,642
Accrued management fees – General Partner	37,973	44,256
Administrative and other fees payable	466,818	442,394
Subscriptions received in advance	56,581	—
Withdrawals payable	918,830	1,816,700

Total liabilities	1,485,146	2,309,992

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	49,939,841	52,076,636

Total liabilities and partners’ capital (net assets)	$51,424,987	$54,386,628

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2010

U.S. Government securities: (total cost - $29,077,799)	Fair Value	Percent of Partners’ Capital (Net Assets)

U.S. Treasury Bills due 1/13/2011 at 0.08%, principal amount $2,800,000	$2,799,922	5.61%
U.S. Treasury Bills due 1/27/2011 at 0.11%, principal amount $5,500,000	5,499,586	11.01
U.S. Treasury Bills due 2/24/2011 at 0.12%, principal amount $2,300,000	2,299,591	4.60
U.S. Treasury Bills due 4/21/2011 at 0.16%, principal amount $3,300,000	3,298,406	6.61
U.S. Treasury Bills due 5/26/2011 at 0.18%, principal amount $3,500,000	3,497,545	7.00
U.S. Treasury Bills due 6/30/2011 at 0.17%, principal amount $3,300,000	3,297,239	6.60
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	3,396,700	6.80
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,997,712	4.00
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,997,144	4.00
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	998,263	2.00

	$29,082,108	58.23%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$1,719,954	3.45%
Metals	361,250	0.72
Energy	479,818	0.96

Total U.S. Futures Positions	2,561,022	5.13

Foreign Futures Positions
Agricultural	79,167	0.16
Metals	485,335	0.97

Total Foreign Futures Positions	564,502	1.13

Total Futures Contracts	$3,125,524	6.26%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2009

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$363,681	0.70%
Metals	64,885	0.13
Energy	101,053	0.19

Total U.S. Futures Positions	529,619	1.02

Foreign Futures Positions
Agricultural	21,606	0.04
Metals	863,806	1.66

Total Foreign Futures Positions	885,412	1.70

Total Futures Contracts	$1,415,031	2.72%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2010 and 2009

	2010	2009
Net trading gains:
Realized	$6,112,004	$9,227,318
Change in unrealized	1,710,493	2,251,719
Commissions	(98,386)	(121,922)

	7,724,111	11,357,115

Investment income:
Interest income	63,124	202,841
Other income	445,653	840,527

	508,777	1,043,368

Expenses:
Management fees – General Partner	461,453	481,350
Administrative fees	798,078	824,582

	1,259,531	1,305,932

Net investment loss	(750,754)	(262,564)

Net income	$6,973,357	$11,094,551

Net increase in NAV per GP and LP unit for the period:	$27.40	$32.72

General Partner	$27.40	$32.72
Limited Partners-Series A	$27.40	$32.72
Limited Partners-Series B	$17.61	$—

Net income per General and Limited Partners (based on weighted average number of units outstanding during the period):	$27.40	$32.72

General Partner	$110,545	$132,043
Limited Partners-Series A	6,830,491	10,962,508
Limited Partners-Series B	32,321	—

	$6,973,357	$11,094,551

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)

For the years ended December 31, 2010 and 2009

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), January 1, 2009	4,038	$528,802	354,252	$46,388,210	—	$—	$46,388,210	$46,917,012
Contributions	—	—	—	—	—	—	—	—
Net income	—	132,043	—	10,962,508	—	—	10,962,508	11,094,551
Withdrawals	(4)	(552)	(40,103)	(5,934,375)	—	—	(5,934,375)	(5,934,927)

Partners’ capital (net assets), December 31, 2009	4,034	660,293	314,149	51,416,343	—	—	51,416,343	52,076,636
Contributions	—	—	—	—	1,785	307,633	307,633	307,633
Net income	—	110,545	—	6,830,491	—	32,321	6,862,812	6,973,357
Withdrawals	—	—	(58,588)	(9,416,908)	(5)	(877)	(9,417,785)	(9,417,785)

Partners’ capital (net assets), December 31, 2010	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841

Per unit data	2010	2009
Net asset value Series A	$191.07	$163.67
Net asset value Series B	$190.44	$—
Net asset value General Partner	$191.07	$163.67

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Note 1.	Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio primarily of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase contracts in the over the counter marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index ® (the “Index”) and positions are rebalanced monthly to maintain the Index’s relative weightings. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”). Beeland Interests, Inc. is the owner and sponsor of the Index.

Accounting Policies: The Partnership follows Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”), to ensure consistent reporting of financial condition and results of operation.

Net Assets: The valuation of net assets includes open commodity futures owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on settlement prices on the last business day of each month. Net assets are determined by subtracting liabilities from assets, which also equals partners’ capital.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents include amounts on deposit with a broker to facilitate payment of expenses and partner withdrawals.

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2007. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2010.

Fair Value of Financial Instruments: Securities and derivative financial instruments are recorded at fair value.

Revenue Recognition: Futures and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Note 1.	Significant Accounting Policies (continued):

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

Withdrawals Payable: Withdrawals approved by the General Partner prior to month-end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month-end (See Note 5).

Statement of Cash Flows: The Partnership has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

•	During the year, substantially all of the Partnership’s investments were highly liquid;

•	Substantially all of the Partnership’s investments are carried at fair value;

•	The Partnership had little or no debt during the year;

•	The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

Note 2.	Fair Value of Financial Instruments:

As described in Note 1, the Partnership records its investments at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. Assets and liabilities recorded at fair value are categorized within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The fair values of exchange traded futures contracts are based upon exchange settlement prices. Money market funds included in cash at brokers are valued using quoted market prices. These financial instruments are classified as Level 1 of the fair value hierarchy. U.S. Government securities are stated at cost plus accrued interest, which approximates fair value based on quoted prices for identical assets in an active market. U.S. Government securities are categorized in Level 1 of the fair value hierarchy.

Note 2.	Fair Value of Financial Instruments (continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 using the fair value hierarchy:

Description	2010 Level 1	2009 Level 1

Equity in brokers trading account:
U.S. Government securities*	$29,082,108	$—
Unrealized gain on open futures contracts, net*	3,125,524	1,415,031
Cash at brokers:
Money market funds	2,577,040	40,848,978

	$34,784,672	$42,264,009

*	See the condensed schedule of investments for further description.

At December 31, 2010 and 2009 there were no Level 2 or Level 3 assets or liabilities.

In addition, substantially all of the Partnership’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.	Derivative Transactions

Qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements are presented.

The Partnership’s business is the speculative trading of futures contracts. The Partnership does not consider any derivative instruments to be hedging instruments, as this term is generally understood under FASB guidance.

As of and for the years ended December 31, 2010 and 2009, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives December 31, 2010 Fair Value	Liability Derivatives December 31, 2010 Fair Value	Net Derivatives December 31, 2010 Fair Value*

Agricultural	$1,801,471	$(2,350)	$1,799,121
Metals	1,155,865	(309,280)	846,585
Energy	486,668	(6,850)	479,818

Totals	$3,444,004	$(318,480)	$3,125,524

	Asset Derivatives December 31, 2009 Fair Value	Liability Derivatives December 31, 2009 Fair Value	Net Derivatives December 31, 2009 Fair Value*

Agricultural	$520,455	$(135,168)	$385,287
Metals	1,007,772	(79,081)	928,691
Energy	143,289	(42,236)	101,053

Totals	$1,671,516	$(256,485)	$1,415,031

*	The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Note 3.	Derivative Transactions (continued):

Trading Revenue for the years ended December 31, 2010 and 2009:

Type of Instrument	12/31/2010	12/31/2009

Agricultural	$5,025,529	$1,186,281
Metal	2,074,344	5,629,933
Energy	722,624	4,662,823

	$7,822,497	$11,479,037

Line Item in Statement of Operations

Realized	$6,112,004	$9,227,318
Change in unrealized	1,710,493	2,251,719

	$7,822,497	$11,479,037

Trading income is exclusive of brokerage commissions.

For the years ended December 31, 2010 and 2009, the monthly average of contracts bought and sold was 1,308 and 1,720, respectively.

Note 4.	Agreements and Related-Party Transactions:

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) were charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to PFG, by the clearing broker.

Fund Dynamics, LLC, an affiliate of the General Partner, through common management, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

Note 4.	Agreements and Related-Party Transactions (continued):

A summary of fees charged by related parties to the Partnership is as follows:

	2010	2009

Management fees – General Partner	461,453	481,350
Administrative fees – Fund Dynamics	109,541	142,821
Trailing servicing fees – Uhlmann	305,138	302,099
Selling Fees – Uhlmann	5,090	—

Note 5.	Partnership Capital and Withdrawals:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

Effective November 1, 2010, the Partnership was accepting contributions for Series B units. The Partnership has been closed to Series A units contributions since October 31, 2005.

The purchase price of a unit is the net asset value per unit as of the end of each calendar month. Net asset value per unit is calculated as the net asset value at month-end divided by the number of outstanding units.

The Partnership accepts withdrawals on a monthly basis. Requests for withdrawal should be received by the General Partner no later than six business days prior to the end of the month in which an investor chooses to withdraw. Requests for withdrawal should be sent to the General Partner by email, fax, or overnight courier.

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Note 7.	Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2010 and 2009 are as follows:

Per Unit Performance

	Series A 2010	Series B 2010 (3)		Series A 2009	Series B 2009 (3)
Net asset value per unit at the beginning of the period	$163.67	$172.83		$130.95	$—

Income (loss) from operations:
Net trading gains	30.01	18.35		35.94	—

Investment income	1.76	0.05		0.59	—

Expenses:	(4.37)	(0.79)		(3.81)	—

Net investment loss	(2.61)	(0.74)		(3.22)	—

Net income per unit	27.40	17.61		32.72	—

Net asset value per unit at the end of the period	$191.07	$190.44		$163.67	$—

	Series A 2010	Series B 2010 (3)		Series A 2009	Series B 2009 (3)
Ratio of net investment loss to average partners’ capital (net assets)	-1.62%	-0.40	% (2)	-0.54%	0.00%

Ratio of expenses to average partners’ capital (net assets) (1)	2.71%	0.43	% (2)	2.70%	0.00%

Total return (2)	16.74%	10.19%		24.99%	0.00%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 5).

(1)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.
(2)	Annualized.
(3)

Series B units were not offered for sale until November 1, 2010. The beginning unit price for a Series B unit was equal to Series A unit at November 1, 2010. Accordingly, per unit performance is presented only from November 1, 2010 through December 31, 2010 and no performance exists for the year ended December 31, 2009.

Note 8.	Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of December 31, 2010, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and recovered approximately $3.2 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

Note 8.	Litigation (continued):

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $494,000 and $636,000 for the years ended December 31, 2010 and 2009, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and Beeland Interests approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and Beeland Interests defending against suits related to the Refco Bankruptcy in 2010 and 2009. Beeland Interests, Inc. is the owner and sponsor of the Index. Included in administrative fees and other fees payable are amounts due under these arrangements of $249,542 and $16,201 at December 31, 2010 and 2009, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At December 31, 2010, $29,353 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At December 31, 2010 and 2009, approximately $208,000 and $231,000 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are appropriately included in withdrawals payable for those years ended.

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

From January 1, 2011 to March 30, 2011 there were $247,893 contributions, and withdrawals totaled $1,484,973.

2. Supplementary Data

Not required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management Company, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2010 (except as described herein).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, a material weakness was identified in internal control over partner activity, expenses, and financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Beeland Management has identified the following material weakness: The infrastructure of personnel responsible for the daily administration is limited and does not allow for segregation of key duties. This material weakness is pervasive across all operations of the Partnership, and leads to a reasonable possibility that material misstatement or fraud would not be prevented or detected on a timely basis. This control deficiency has not caused any adjustment to the financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes to internal control or financial reporting procedures during the fourth quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting. However, as discussed above, the Beeland Management has identified a material weakness in our internal control procedures that could impact our financial reporting. While management has taken certain steps to address the identified material weakness in internal control procedures, as of the date of this report the Beeland Management has not hired any additional personnel. The Beeland Management has, however, engaged consultants to assist in the identification and design of effective internal controls; provided employees of the Beeland Management educational materials to assist with their understanding of effective internal control and financial reporting design and has developed procedures to better document employee review and controls for third parties to test the existence of controls.

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

The officers of Beeland Management are as follows:

Walter Thomas Price III, age 70, is a Managing Member of Beeland Management and is the president and director of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995 and is an investor in Uhlmann Price Securities. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed NASD principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 41, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January 2000, to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

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

(h) Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, it has no audit committee. The Partnership is managed by Beeland Management, its general partner. Allen Goodman serves as the Beeland Management’s “audit committee financial expert.” Mr. Goodman is not independent of the management of Beeland Management which is a privately owned limited liability company. Beeland Management has no independent directors.

ITEM 11.	EXECUTIVE COMPENSATION

The Partnership pays a monthly management fee to Beeland Management equal to 0.08333% of the average monthly sum of all Capital Accounts contributed by Limited Partners at the close of each month (1.00% per annum). In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to soliciting broker-dealers for ongoing investor services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The Partnership knows of no person who owns beneficially more than 5% of the units. All of the Partnership’s general partner interest is held by Beeland Management Company, L.L.C.

(b) Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company, L.L.C. held approximately 4,034 Units in the Partnership as of December 31, 2010, representing approximately 1.54% of the Partnership’s outstanding units as of December 31, 2010.

(c) Changes in Control

None.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Price Futures Group, Inc. (“Price Futures Group”) introduces the Partnership’s commodity trading activity to MF Global Inc., the Partnership’s clearing broker, and receives compensation from MF Global Inc. for doing so. Walter Thomas Price III and Allen D. Goodman are officers of Price Futures Group.

Fund Dynamics, LLC serves as the Partnership’s administrator and receives a fee for its services. Walter Thomas Price III and Allen D. Goodman are officers of Fund Dynamics, LLC.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership, receives selling fees when units are sold by its registered brokers and a share of the selling fees when units are sold by other broker-dealers.

Price Holdings, Inc. owns 100% of Price Futures Group, Fund Dynamics, LLC and Uhlmann. Price Holdings, Inc. ESOP, an “employee stock ownership plan,” holds 100% of the stock of Price Holdings, Inc. for the benefit of its employees, including Mr. Price and Mr. Goodman.

A summary of fees charged or received by related parties to the Partnership during 2010 is as follows:

	2010	2009

Management fees – General Partner	461,453	481,350
Administrative fees – Fund Dynamics	109,541	142,821
Trailing servicing fees – Uhlmann	305,138	302,099
Selling Fees – Uhlmann	5,090	—

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P) and RSM McGladrey, Inc. (RSM) has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2009 and 2010. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2009	$79,000
2010	$108,000

(2)	Audit-Related Fees. None.

(3)	Tax Fees. RSM provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns.

2010	$35,000
2009	$35,000

(4)	All Other Fees. None.

(5)	The Managing Members of Beeland Management Company, L.L.C. pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor and have determined that the payments made for these services are compatible with maintaining the auditor’s independence.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements:

The following are included with the 2010 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2011.

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

Signature	Title with General Partner	Date

/s/ Walter Thomas Price III	Managing Member	March 30, 2011
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	March 30, 2011
Allen D. Goodman	(Principal Financial and Accounting
Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)