Form 10-Q
period 2011-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2011-05-11
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	March 31, 2011	December 31, 2010
ASSETS

Equity in broker trading accounts:
U.S. Government securities, at fair value	$31,881,686	$29,082,108
Cash at brokers	8,473,691	8,027,725
Unrealized gain on open futures contracts, net	909,686	3,125,524

Total equity in brokers trading accounts	41,265,063	40,235,357

Cash and cash equivalents	12,431,464	11,189,077
Interest receivable	312	553

Total assets	$53,696,839	$51,424,987

LIABILITIES

Brokerage commissions payable	$4,908	$4,944
Accrued management fees – General Partner	43,345	37,973
Administrative and other fees payable	172,625	466,818
Subscriptions received in advance	133,000	56,581
Withdrawals payable	1,547,974	918,830

Total liabilities	1,901,852	1,485,146

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	51,794,987	49,939,841

Total liabilities and partners’ capital (net assets)	$53,696,839	$51,424,987

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2011 (Unaudited)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities: (total cost - $31,866,305)

U.S. Treasury Bills due 4/21/2011 at 0.16%, principal amount $3,300,000	$3,299,698	6.37%
U.S. Treasury Bills due 5/26/2011 at 0.18%, principal amount $3,500,000	3,499,059	6.75
U.S. Treasury Bills due 6/30/2011 at 0.17%, principal amount $3,300,000	3,298,612	6.37
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	3,398,121	6.56
U.S. Treasury Bills due 8/11/2011 at 0.17%, principal amount $4,070,000	4,067,415	7.85
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,998,581	3.86
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,998,114	3.86
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	998,796	1.93
U.S. Treasury Bills due 11/17/2011 at 0.21%, principal amount $2,000,000	1,997,360	3.85
U.S. Treasury Bills due 12/15/2011 at 0.24%, principal amount $2,500,00	2,495,775	4.82
U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	2,505,890	4.84
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,324,265	4.49

	$31,881,686	61.55%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$199,732	0.39%
Metals	118,485	0.23
Energy	522,722	1.01

Total U.S. Futures Positions	840,939	1.63

Foreign Futures Positions
Agricultural	(9,418)	(0.02)
Metals	78,165	0.15

Total Foreign Futures Positions	68,747	0.13

Total Futures Contracts	$909,686	1.76%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2010 (Audited)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities: (total cost - $29,077,799)

U.S. Treasury Bills due 1/13/2011 at 0.08%, principal amount $2,800,000	$2,799,922	5.61%
U.S. Treasury Bills due 1/27/2011 at 0.11%, principal amount $5,500,000	5,499,586	11.01
U.S. Treasury Bills due 2/24/2011 at 0.12%, principal amount $2,300,000	2,299,591	4.60
U.S. Treasury Bills due 4/21/2011 at 0.16%, principal amount $3,300,000	3,298,406	6.61
U.S. Treasury Bills due 5/26/2011 at 0.18%, principal amount $3,500,000	3,497,545	7.00
U.S. Treasury Bills due 6/30/2011 at 0.17%, principal amount $3,300,000	3,297,239	6.60
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	3,396,700	6.80
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,997,712	4.00
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,997,144	4.00
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	998,263	2.00

	$29,082,108	58.23%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$1,719,954	3.45%
Metals	361,250	0.72
Energy	479,818	0.96

Total U.S. Futures Positions	2,561,022	5.13

Foreign Futures Positions
Agricultural	79,167	0.16
Metals	485,335	0.97

Total Foreign Futures Positions	564,502	1.13

Total Futures Contracts	$3,125,524	6.26%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three months Ended March 31, 2011 and March 31, 2010 (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net trading gains (losses):
Realized	$6,979,144	$(938,681)
Change in unrealized	(2,215,838)	(346,152)
Commissions	(24,464)	(28,728)

	4,738,842	(1,313,561)

Investment income:
Interest income	18,994	10,239
Other income	5,435	—

	24,429	10,239

Expenses:
Management fees – General Partner	127,132	123,615
Administrative fees and other expenses	212,320	210,260

	339,452	333,875

Net investment loss	(315,023)	(323,636)

Net income (loss)	$4,423,819	$(1,637,197)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$17.14	$(5.04)
Limited Partners-Series A	$17.14	$(5.04)
Limited Partners-Series B	$17.05	$—

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$69,160	$(20,327)
Limited Partners-Series A	4,308,803	(1,616,870)
Limited Partners-Series B	45,856	—

	$4,423,819	$(1,637,197)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)

	General Partner		Limited Partners					Total
	Number of Units	Dollars	Series A		Series B		Total
			Number of Units	Dollars	Number of Units	Dollars
Partners’ capital (net assets), December 31, 2010
	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841

Contributions	—	—	—	—	1,269	247,893	247,893	247,893

Net income	—	69,160	—	4,308,803	—	45,856	4,354,659	4,423,819

Withdrawals	—	—	(13,874)	(2,816,566)	—	—	(2,816,566)	(2,816,566)

Partners’ capital (net assets), March 31, 2011	4,034	$839,998	241,687	$50,322,163	3,049	$632,826	$50,954,989	$51,794,987

Partners’ capital (net assets), December 31, 2009	4,034	$660,293	314,149	$51,416,343	—	$—	$51,416,343	$52,076,636

Contributions	—	—	—	—	—	—	—	—

Net loss	—	(20,327)	—	(1,616,870)	—	—	(1,616,870)	(1,637,197)

Withdrawals	—	—	(15,239)	(2,383,466)	—	—	(2,383,466)	(2,383,466)

Partners’ capital (net assets), March 31, 2010	4,034	$639,966	298,910	$47,416,007	—	$—	$47,416,007	$48,055,973

	03/31/11	03/31/10
Per unit data
Net asset value Series A	$208.21	$158.63
Net asset value Series B	$207.49	$—
Net asset value General Partner	$208.21	$158.63

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1.	Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio primarily of commodity futures and forward contracts, principally on recognized exchanges. The Partnership may also purchase contracts in the over the counter marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index ® (the “Index”) and positions are rebalanced monthly to maintain the Index’s relative weightings. James B. Rogers designed the Index.

The Partnership commenced trading during November 2001 with assets raised from the offering of its original units of limited partnership interest, now referred to as “Series A” units, and offered Series A units through October 2005. The Partnership began offering Series B units in September 2010. Series A units and Series B units are identical with respect to their participation in the profits and losses of the Partnership, however, Series B units do not participate in any Partnership expenses or recoveries related to the bankruptcy of Refco Inc. and its affiliates. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

Accounting Policies: The Partnership follows Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”), to ensure consistent reporting of financial condition and results of operation.

Net Assets: The valuation of net assets includes open commodity futures contracts owned by the Partnership, if any, at the end of the period. The unrealized gain or loss on these contracts has been calculated based on closing prices on the last business day of each month. Net asset value is determined by subtracting liabilities from assets, which also equals partners’ capital.

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

Revenue Recognition: Futures and exchange traded forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statements of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2007. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2011.

Profit and Loss Allocation: Profits and losses of the Partnership are allocated by series based on the number of units held.

Withdrawals Payable: Withdrawals approved by the General Partner prior to month-end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month-end (See Note 5).

Statement of Cash Flows: The Partnership has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

–	During the year, substantially all of the Partnership’s investments were highly liquid;

–	Substantially all of the Partnership’s investments are carried at fair value;

–	The Partnership had little or no debt during the year;

–	The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 2.	Fair Value Measurements:

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 using the fair value hierarchy:

Description	March 31, 2011 Level 1	December 31, 2010 Level 1
Equity in brokers trading account:
U.S. Government securities*	$31,881,686	$29,082,108
Unrealized gain on open futures contracts, net*	909,686	3,125,524
Cash at brokers:
Money market funds	129,857	2,577,040

Total assets at fair value	$32,921,229	$34,784,672

*	See condensed schedules of investments for further description.

At March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 there were no Level 2 or Level 3 assets or liabilities.

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

The Partnership’s business is the trading of futures contracts to replicate the Index. The Partnership does not consider any derivative instruments to be hedging instruments, as this term is generally understood under FASB guidance.

As March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives March 31, 2011 Fair Value	Liability Derivatives March 31, 2011 Fair Value	Net Derivatives March 31, 2011 Fair Value*
Agricultural	$423,184	$(232,870)	$190,314
Metals	438,302	(241,652)	196,650
Energy	522,722	—	522,722

Totals	$1,384,208	$(474,522)	$909,686

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 3.	Derivative Transactions (Continued):

	Asset Derivatives December 31, 2010 Fair Value	Liability Derivatives December 31, 2010 Fair Value	Net Derivatives December 31, 2010 Fair Value*
Agricultural	$1,801,471	$(2,350)	$1,799,121
Metals	1,155,865	(309,280)	846,585
Energy	486,668	(6,850)	479,818

Totals	$3,444,004	$(318,480)	$3,125,524

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue for the three months ended March 31, 2011 and 2010:

Type of Contract	Three months ended March 31, 2011	Three months ended March 31, 2010
Agricultural	$952,419	$(1,824,536)
Metals	450,062	328,927
Energy	3,360,825	210,776

	$4,763,306	$(1,284,833)

	Three months ended March 31, 2011	Three months ended March 31, 2010
Line Item in Statements of Operations
Realized	$6,979,144	$(938,681)
Change in unrealized	(2,215,838)	(346,152)

	$4,763,306	$(1,284,833)

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2011 and 2010, the monthly average number of contracts bought and sold was 1,208 and 1,598, respectively.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) are charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to PFG by the clearing broker.

Fund Dynamics, LLC, an affiliate of the General Partner through common management, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Management fees – General Partner	$127,132	$123,615
Administrative fees – Fund Dynamics	28,008	29,408
Trailing servicing fees – Uhlmann	81,438	81,064
Selling Fees – Uhlmann	6,356	—

Note 5.	Partnership Capital and Withdrawals:

The Partnership accepts contributions as of the close of business on the last business day of each month for investment on the first day of the next succeeding month. The General Partner may accept or reject contributions and waive the minimum contribution amounts in its sole discretion.

Effective November 1, 2010, the Partnership began accepting contributions for Series B units. The Partnership has not issued Series A units since October 1, 2005.

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

Concentration of Credit Risk - The Partnership clears all of its futures trades through one clearing broker, MF Global, Inc. In the event this counterparty does not fulfill its obligations or becomes insolvent, the Partnership may be exposed to losses.

The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits.

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 7.	Financial Highlights:

Financial highlights for limited partners for the three months ended March 31, 2011 and 2010 are as follows:

Per Unit Performance

	Series A Three months ended March 31, 2011	Series B Three months ended March 31, 2011 (4)	Series A Three months ended March 31, 2010
Net asset value per unit at the beginning of the period	$191.07	$190.44	$163.67
Income (loss) from operations:
Net trading gains (losses)	18.37	18.43	(4.00)
Investment income:	0.10	0.08	0.03

Expenses:	(1.33)	(1.46)	(1.07)

Net investment gain (loss)	(1.23)	(1.38)	(1.04)

Net income (loss) per unit	17.14	17.05	(5.04)

Net asset value per unit at the end of the period	$208.21	$207.49	$158.63

	Series A Three months ended March 31, 2011	Series B Three months ended March 31, 2011 (4)	Series A Three months ended March 31, 2010
Ratio of net investment loss to average partners’ capital (net assets) (1)	-2.47%	-2.74%	-2.64%

Ratio of expenses to average partners’ capital (net assets) (1)(2)	2.66%	2.90%	2.72%

Total return (3)	8.97%	8.95%	-3.08%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions (see Note 5).

(1)	Annualized.

(2)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.

(3)	Not annualized.

(4)	Series B units were first accepted effective November 1, 2010 and thus no per unit data is available for the period ended March 31, 2010.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (unaudited)

Note 8.	Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of March 31, 2011, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $3.2 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $494,000 for the year ended December 31, 2010. No excess distributions have been made in 2011. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and James B. Rogers approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and James B. Rogers defending against suits related to the Refco Bankruptcy in 2010 and 2009. Included in administrative fees and other fees payable are amounts due under these arrangements of $0 and $249,542 at March 31, 2011 and December 31, 2010, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At March 31, 2011, $26,964 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At March 31, 2011 and December 31, 2010, approximately $215,000 and $208,000 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are included in withdrawals payable for those periods ended.

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

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2011, the statement of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2011, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2011 and 2010. The results of operation for three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.	Subsequent Events:

Subsequent to March 31, 2011, there were $162,259 of contributions and withdrawals totaled approximately $782,833.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Partnership’s principal objective is to provide an alternative investment vehicle for investors with diversified investment portfolios. The Partnership’s trading is designed to replicate the positions which comprise the Rogers International Commodity Index. The Partnership invests and trades in a portfolio of commodity futures and exchange traded forward contracts. The Partnership invests and trades solely on the “long side” of the market. The General Partner (“Beeland Management”) manages all business of the Partnership.

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

At March 31, 2011 and 2010, the Partnership’s net assets were $51,794,987 and $48,055,973, respectively.

Net Revenues	Three months ended March 31, 2011	Three months ended March 31, 2010
Realized net trading gains	$6,979,144	$(938,681)
Change in unrealized trading gains	(2,215,838)	(346,152)
Interest income	18,994	10,239
Commissions	(24,464)	(28,728)
Other income	5,435	—

Total Net Revenues	4,763,271	(1,303,322)

Operating Expenses
Management fees	127,132	123,615
Administrative fees and other expenses	212,320	210,260

Total Operating Expenses	339,452	333,875

Net Income (Loss)	$4,423,819	$(1,637,197)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2011

The Partnership posted a net gain of 2.93% in January. Performance of the index’s sectors was mixed. The agriculture and energy sectors posted gains of 1.97% and 1.22%, respectively, while the metals sector posted a loss of -0.04%. The best performing commodities this month were cotton, rubber, tin, lean hogs, and greasy wool. The highest grossing commodities were brent crude, cotton, wheat, corn, and rubber.

The Partnership posted a gain of 3.65% in February. The performance for all of the Index’s sectors was positive. The energy, metals, and agriculture sectors posted gains of 2.37%, 0.96%, and 0.48%, respectively. The best performing commodities this month were silver, cotton, gas oil, brent crude, and coffee. The highest grossing commodities were brent crude, cotton, light crude, corn, and silver.

The Partnership posted a gain of 2.14% in March. The performance for the Index’s sectors was mixed. The energy sector posted a gain of 2.98%, while the agriculture and metals sectors posted losses of -0.62% and -0.03%, respectively. The best performing commodities this month were silver, greasy wool, light crude, natural gas, and RBOB gasoline. The highest grossing commodities were light crude, brent crude, silver, natural gas, and RBOB gasoline.

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

OFF-BALANCE SHEET RISK

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Partnership trades primarily in futures and exchange traded forward contracts and may therefore become a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the open positions of the Partnership at the same time, the Partnership could experience substantial losses.

In addition to market risk, in entering into futures, exchange-traded forward, or over the counter contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions. In off-exchange transactions, traders must rely solely on the credit of their counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require collateral in the over-the-counter markets.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2011 (unaudited) and December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management has effective disclosure controls and procedures (except as described in the Partnership’s Report on Form 10-K for fiscal year 2010) to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared. There have been no significant changes in Beeland Management’s internal controls over financial reporting with respect to the Partnership that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, Beeland Management’s internal controls over financial reporting with respect to the Partnership.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2011:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2011	(5,510.62)	196.67
February 28, 2011	(1,968.18)	203.85
March 31, 2011	(6,395.35)	208.20

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2011	—	196.01
February 28, 2011	—	203.15
March 31, 2011	—	207.49

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2011.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ ALLEN D. GOODMAN
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)