Form 10-K/A
period 2010-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2011-07-20
CIK 1118384

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Rogers International Raw Materials Fund, L.P. (the “Partnership”) is filing this Form 10-K/A (Amendment No. 1) to amend the Partnership’s disclosure in Item 9A, Controls and Procedures, of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 30, 2011 (the “Initial 10-K Filing”). Other than with respect to Item 9A (and new certifications required by Sections 302 and 906 of the Sarbanes/Oxley Act of 2002), this Form 10-K/A does not modify or update any disclosures set forth in the Initial 10-K Filing or reflect events subsequent thereto. Accordingly, this Form 10-K/A should be read in conjunction with the Initial 10-K Filing and the Partnership’s subsequent reports filed with the Securities and Exchange Commission.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management Company, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have identified a material weakness have concluded that these disclosure controls and procedures were not effective as of December 31, 2010. The material weakness identified by Management’s evaluation is the General Partner’s lack of personnel which does not allow for the segregation of key duties related to internal control over partner activity, expenses, and financial reporting. These significant weaknesses did not result in any omission or misstatement of information required to be disclosed in reports filed by the Partnership’s financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, a material weakness was identified in internal control over partner activity, expenses, and financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Beeland Management has identified the following material weakness: The infrastructure of personnel responsible for the daily administration is limited and does not allow for segregation of key duties. This material weakness is pervasive across all operations of the Partnership, and leads to a reasonable possibility that material misstatement or fraud would not be prevented or detected on a timely basis. This control deficiency has not caused any adjustment to the financial statements. Due to this control deficiency, the Chief Executive Officer and Chief Financial Officer of Beeland Management have concluded that Beeland Management’s internal control over financial report was not effective as of December 31, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of July, 2011.

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

Signature	Title with General Partner	Date

/s/ Walter Thomas Price III	Managing Member	July 20, 2011
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	July 20, 2011
Allen D. Goodman	(Principal Financial and Accounting
Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)

4