Form 10-Q/A
period 2011-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2011-07-20
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Rogers International Raw Materials Fund, L.P. (the “Partnership”) is filing this Form 10-Q/A (Amendment No. 1) to amend the Partnership’s disclosure in Item 4, Controls and Procedures, of the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the Securities and Exchange Commission on May 11, 2011 (the “Initial 10-Q Filing”). Other than with respect to Item 4 (and new certifications required by Sections 302 and 906 of the Sarbanes/Oxley Act of 2002), this Form 10-Q/A does not modify or update any disclosures set forth in the Initial 10-Q Filing or reflect events subsequent thereto. Accordingly, this Form 10-Q/A should be read in conjunction with the Initial 10-Q Filing and the Partnership’s subsequent reports filed the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management’s disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared are not effective due to the General Partner’s lack of personnel which does not allow for the segregation of key duties related to internal control over partner activity expenses and financial reporting. These significant weaknesses did not result in any omission or misstatement of information required to be disclosed in reports filed by the Partnership or in the Partnership’s financial reporting. Management is committed to improving its internal controls and will continue to use third party specialists, such as accountants and administrators, to mitigate the risks identified in its review. There have been no significant changes in Beeland Management’s internal controls over financial reporting with respect to the Partnership that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, Beeland Management’s internal controls over financial reporting with respect to the Partnership.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 20, 2011.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ WALTER THOMAS PRICE III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ ALLEN D. GOODMAN
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)