Form 10-Q
period 2011-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2011-08-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30, 2011	December 31, 2010
ASSETS

Equity in broker trading accounts:
U.S. Government securities, at fair value	$28,761,960	$29,082,108
Cash at brokers	8,935,278	8,027,725
Unrealized gain (loss) on open futures contracts, net	(1,950,014)	3,125,524

Total equity in brokers trading accounts	35,747,224	40,235,357

Cash and cash equivalents	10,456,785	11,189,077
Interest receivable	36	553

Total assets	$46,204,045	$51,424,987

LIABILITIES

Brokerage commissions payable	$4,620	$4,944
Accrued management fees – General Partner	40,292	37,973
Administrative and other fees payable	154,522	466,818
Subscriptions received in advance	12,500	56,581
Withdrawals payable	836,940	918,830

Total liabilities	1,048,874	1,485,146

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	45,155,171	49,939,841

Total liabilities and partners’ capital (net assets)	$46,204,045	$51,424,987

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of June 30, 2011 (Unaudited)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities:
(total cost - $28,740,810)
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	$3,399,558	7.53%
U.S. Treasury Bills due 8/11/2011 at 0.17%, principal amount $4,070,000	4,069,184	9.01
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,999,459	4.43
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,999,095	4.43
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	999,336	2.21
U.S. Treasury Bills due 11/17/2011 at 0.21%, principal amount $2,000,000	1,998,400	4.43
U.S. Treasury Bills due 12/15/2011 at 0.24%, principal amount $2,500,000	2,497,259	5.53
U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	2,507,078	5.55
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,325,786	5.15
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	3,294,962	7.30
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,300,000	3,671,843	8.13

	$28,761,960	63.70%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts:

U.S. Futures Positions
Agricultural
57 September 2011 CBOT Wheat Contracts	(567,575)	(1.26)%
Other	(768,111)	(1.70)
Metals	(145,895)	(0.32)
Energy	(200,013)	(0.44)

Total U.S. Futures Positions	(1,681,594)	(3.73)

Foreign Futures Positions
Agricultural	(27,538)	(0.06)
Metals	(240,882)	(0.53)

Total Foreign Futures Positions	(268,420)	(0.59)

Total Futures Contracts	$(1,950,014)	(4.31)%

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2010 (Audited)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities:
(total cost - $29,077,799)
U.S. Treasury Bills due 1/13/2011 at 0.08%, principal amount $2,800,000	$2,799,922	5.61%
U.S. Treasury Bills due 1/27/2011 at 0.11%, principal amount $5,500,000	5,499,586	11.01
U.S. Treasury Bills due 2/24/2011 at 0.12%, principal amount $2,300,000	2,299,591	4.60
U.S. Treasury Bills due 4/21/2011 at 0.16%, principal amount $3,300,000	3,298,406	6.61
U.S. Treasury Bills due 5/26/2011 at 0.18%, principal amount $3,500,000	3,497,545	7.00
U.S. Treasury Bills due 6/30/2011 at 0.17%, principal amount $3,300,000	3,297,239	6.60
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	3,396,700	6.80
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,997,712	4.00
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,997,144	4.00
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	998,263	2.00

	$29,082,108	58.23%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$1,719,954	3.45%
Metals	361,250	0.72
Energy	479,818	0.96

Total U.S. Futures Positions	2,561,022	5.13

Foreign Futures Positions
Agricultural	79,167	0.16
Metals	485,335	0.97

Total Foreign Futures Positions	564,502	1.13

Total Futures Contracts	$3,125,524	6.26%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Net trading gains (losses):
Realized	$(1,016,641)	$(1,927,001)	$5,962,503	$(2,865,682)
Change in unrealized	(2,859,700)	(1,740,869)	(5,075,538)	(2,087,021)
Commissions	(21,981)	(26,215)	(46,445)	(54,943)

	(3,898,322)	(3,694,085)	840,520	(5,007,646)

Investment income:
Interest income	18,570	16,651	37,564	26,890
Other income	111,297	282,650	116,732	282,650

	129,867	299,301	154,296	309,540

Expenses:
Management fees – General Partner	127,438	116,069	254,570	239,684
Administrative fees and other expenses	228,397	197,993	440,717	408,253

	355,835	314,062	695,287	647,937

Net investment loss	(225,968)	(14,761)	(540,991)	(338,397)

Net income (loss)	$(4,124,290)	$(3,708,846)	$299,529	$(5,346,043)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$(17.18)	$(12.53)	$(0.04)	$(17.57)
Limited Partners-Series A	$(17.18)	$(12.53)	$(0.04)	$(17.57)
Limited Partners-Series B	$(17.61)	$—	$(0.56)	$—

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(69,328)	$(50,571)	$(168)	$(70,898)
Limited Partners-Series A	(3,985,943)	(3,658,275)	322,860	(5,275,145)
Limited Partners-Series B	(69,019)	—	(23,163)	—

	$(4,124,290)	$(3,708,846)	$299,529	$(5,346,043)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2010	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841
Contributions	—	—	—	—	2,169	434,652	434,652	434,652
Net income (loss)	—	(168)	—	322,860	—	(23,163)	299,697	299,529
Withdrawals	—	—	(27,110)	(5,512,206)	(31)	(6,645)	(5,518,851)	(5,518,851)

Partners’ capital (net assets), June 30, 2011	4,034	$770,670	228,451	$43,640,580	3,918	$743,921	$44,384,501	$45,155,171

Partners’ capital (net assets), December 31, 2009	4,034	$660,293	314,149	$51,416,343	—	$—	$51,416,343	$52,076,636
Contributions	—	—	—	—	—	—	—	—
Net loss	—	(70,898)	—	(5,275,145)	—	—	(5,275,145)	(5,346,043)
Withdrawals	—	—	(28,879)	(4,464,651)	—	—	(4,464,651)	(4,464,651)

Partners’ capital (net assets), June 30, 2010	4,034	$589,395	285,270	$41,676,547	—	$—	$41,676,547	$42,265,942

Per unit data	30-Jun-11	30-Jun-10

Net asset value Series A	$191.03	$146.10
Net asset value Series B	$189.88	$—
Net asset value General Partner	$191.03	$146.10

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1.	Significant Accounting Policies:

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

The Partnership commenced trading during November 2001 with assets raised from the offering of its original units of limited partnership interest, now referred to as “Series A” units, and offered Series A units through October 2005. The Partnership began accepting contributions for Series B units in November 2010. Series A units and Series B units are identical with respect to their participation in the profits and losses of the Partnership; however, Series B units do not participate in any Partnership expenses or recoveries related to the bankruptcy of Refco Inc. and its affiliates. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

Accounting Policies: The Partnership follows U.S. Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”), to ensure consistent reporting of financial condition and results of operation.

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2007. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through June 30, 2011.

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

Recent Account Pronouncements: In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This amendment is effective for periods beginning after December 15, 2011. The Partnership is currently evaluating the impact of ASU 2011-04 on future financial statements.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 using the fair value hierarchy:

Description	June 30, 2011 Level 1	December 31, 2010 Level 1
Equity in brokers trading account:
U.S. Government securities*	$28,761,960	$29,082,108
Unrealized gain (loss) on open futures contracts, net*	(1,950,014)	3,125,524
Cash at brokers:
Money market funds	32,379	2,577,040

Total assets at fair value	$26,844,325	$34,784,672

*	See condensed schedules of investments for further description.

At June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010 there were no Level 2 or Level 3 assets or liabilities.

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

As June 30, 2011 and December 31, 2010 , the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives June 30, 2011 Fair Value	Liability Derivatives June 30, 2011 Fair Value	Net Derivatives June 30, 2011 Fair Value*

Agricultural	$182,413	$(1,545,637)	$(1,363,224)
Metals	163,308	(550,085)	(386,777)
Energy	72,727	(272,740)	(200,013)

Totals	$418,448	$(2,368,462)	$(1,950,014)

*	The net fair value of all asset and liability derivatives is included in equity in brokers trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3.	Derivative Transactions (Continued):

	Asset Derivatives December 31, 2010 Fair Value	Liability Derivatives December 31, 2010 Fair Value	Net Derivatives December 31, 2010 Fair Value*

Agricultural	$1,801,471	$(2,350)	$1,799,121
Metals	1,155,865	(309,280)	846,585
Energy	486,668	(6,850)	479,818

Totals	$3,444,004	$(318,480)	$3,125,524

*	The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue from derivative contracts for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Type of Contract
Agricultural	$(2,014,464)	$(299,858)	$(1,062,045)	$(2,085,574)
Metals	(243,094)	(1,050,462)	206,968	(721,534)
Energy	(1,618,783)	(2,317,550)	1,742,042	(2,145,595)

	$(3,876,341)	$(3,667,870)	$886,965	$(4,952,703)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010

Line Item in Statements of Operations
Realized	$(1,016,641)	$(1,927,001)	$5,962,503	$(2,865,682)
Change in unrealized	(2,859,700)	(1,740,869)	(5,075,538)	(2,087,021)

	$(3,876,341)	$(3,667,870)	$886,965	$(4,952,703)

Trading income is exclusive of brokerage commissions.

For the three and six months ended June 30, 2011 and 2010, the monthly average number of contracts bought and sold was 1,098, 1,153, 1,385 and 1,492, respectively.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by additional selling agents. Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) are charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, acts as the introducing broker for the Partnership, whereby the trading accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to PFG by the clearing broker.

Fund Dynamics, LLC, an affiliate of the General Partner through common management, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Management fees – General Partner	$127,438	$116,069	$254,570	$239,684
Administrative fees – Fund Dynamics	27,658	27,796	55,666	57,205
Trailing servicing fees – Uhlmann	81,715	75,861	163,153	156,925
Selling Fees – Uhlmann	3,811	—	8,639	—

Note 5.	Partnership Capital and Withdrawals:

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.	Financial Highlights:

Financial highlights for limited partners for the three and six months ended June 30, 2011 and 2010 are as follows:

Per Unit Performance

	Series A Three months ended June 30, 2011	Series B Three months ended June 30, 2011(4)	Series A Three months ended June 30, 2010	Series A Six months ended June 30, 2011	Series B Six months ended June 30, 2011(4)	Series A Six months ended June 30, 2010
Net asset value per unit at the beginning of the period	$208.21	$207.49	$158.63	$191.07	$190.44	$163.67
Income (loss) from operations:
Net trading gains (losses)	(16.25)	(16.14)	(12.48)	2.12	2.30	(16.46)
Investment income:	0.53	0.08	1.01	0.63	0.16	1.02

Expenses:	(1.46)	(1.55)	(1.06)	(2.79)	(3.02)	(2.13)

Net investment gain (loss)	(0.93)	(1.47)	(0.05)	(2.16)	(2.86)	(1.11)

Net income (loss) per unit	(17.18)	(17.61)	(12.53)	(0.04)	(0.56)	(17.57)

Net asset value per unit at the end of the period	$191.03	$189.88	$146.10	$191.03	$189.88	$146.10

	Series A Three months ended June 30, 2011	Series B Three months ended June 30, 2011(4)	Series A Three months ended June 30, 2010	Series A Six months ended June 30, 2011	Series B Six months ended June 30, 2011(4)	Series A Six months ended June 30, 2010

Ratio of net investment loss to average partners’ capital (net assets)(1)	-1.81%	-2.89%	-0.12%	-2.15%	-2.84%	-1.44%

Ratio of expenses to average partners’ capital (net assets) (1)(2)	2.87%	3.05%	2.76%	2.78%	3.00%	2.74%

Total return (3)	-8.25%	-8.49%	-7.90%	-0.02%	-0.29%	-10.74%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions (see Note 5).

(1)	Annualized.
(2)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.
(3)	Not annualized.
(4)	Series B units were first accepted effective November 1, 2010 and thus no per unit data is available for the periods ended June 30, 2010.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8.	Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of June 30, 2011, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $3.7 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $494,000 for the year ended December 31, 2010. No excess distributions have been made in 2011. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and James B. Rogers approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and James B. Rogers defending against suits related to the Refco Bankruptcy in 2010 and 2009. Included in administrative fees and other fees payable are amounts due under these arrangements of $0 and $249,542 at June 30, 2011 and December 31, 2010, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At June 30, 2011, $26,964 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At June 30, 2011 and December 31, 2010, approximately $387,662 and $208,000 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are included in withdrawals payable for those periods ended.

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

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2011, the statement of operations and changes in partners’ capital (net assets) for the three and six months ended June 30, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2011, results of operations and changes in partner’s capital (net assets) for the three and six months ended June 30, 2011 and 2010. The results of operation for three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 11.	Subsequent Events:

Subsequent to June 30, 2011, there were $22,540 of contributions and withdrawals totaled $639,037.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 2011 and 2010, the Partnership’s net assets were $45,155,171 and $42,265,942, respectively.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Revenues
Realized net trading gains (losses)	$(1,016,641)	$(1,927,001)	$5,962,503	$(2,865,682)
Unrealized trading gains (losses)	(2,859,700)	(1,740,869)	(5,075,538)	(2,087,021)
Interest income	18,570	16,651	37,564	26,890
Commissions	(21,981)	(26,215)	(46,445)	(54,943)
Other income	111,297	282,650	116,732	282,650

Total Net Revenues (Loss)	(3,768,455)	(3,394,784)	994,816	(4,698,106)

Operating Expenses
Management fees	127,438	116,069	254,570	239,684
Administrative fees and other expenses	228,397	197,993	440,717	408,253

Total Operating Expenses	355,835	314,062	695,287	647,937

Net Income (Loss)	$(4,124,290)	$(3,708,846)	$299,529	$(5,346,043)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2011

The Partnership posted a net gain of 2.93% in January. Performance of the index’s sectors was mixed. The agriculture and energy sectors posted gains of 1.97% and 1.22%, respectively, while the metals sector posted a loss of -0.04%. The best performing commodities in January were cotton, rubber, tin, lean hogs, and greasy wool. The highest grossing commodities were brent crude, cotton, wheat, corn, and rubber.

The Partnership posted a gain of 3.65% in February. The performance for all of the Index’s sectors was positive. The energy, metals, and agriculture sectors posted gains of 2.37%, 0.96%, and 0.48%, respectively. The best performing commodities in February were silver, cotton, gas oil, brent crude, and coffee. The highest grossing commodities were brent crude, cotton, light crude, corn, and silver.

The Partnership posted a gain of 2.14% in March. The performance for the Index’s sectors was mixed. The energy sector posted a gain of 2.98%, while the agriculture and metals sectors posted losses of -0.62% and -0.03%, respectively. The best performing commodities in March were silver, greasy wool, light crude, natural gas, and RBOB gasoline. The highest grossing commodities were light crude, brent crude, silver, natural gas, and RBOB gasoline.

The Partnership posted a gain of 2.84% in April. The performance for the Index’s sectors was mixed. The energy and metals sectors posted gains of 2.95% and 0.86%, respectively, while the agriculture sectors posted a loss of -0.86%. The best performing commodities in April were silver, cocoa, coffee, RBOB gasoline, and gold. The highest grossing commodities were light crude, brent crude, silver, corn, and RBOB gasoline.

The Partnership posted a loss of -5.42% in May. The performance for the Index’s sectors was negative. The agriculture, metals, and energy sectors posted losses of -0.48%, -0.96%, and -3.70%, respectively. The best performing commodities in May were greasy wool, Euro rapeseed, milling wheat, oats, and orange juice. The highest grossing commodities were milling wheat, sugar, orange juice, oats, and cotton.

The Partnership posted a loss of -5.68% in June. For the month of June, the performance for the Index’s sectors was negative. The agriculture, metals, and energy sectors posted losses of -2.85%, -0.38%, and -2.48%, respectively. The best performing commodities in June were sugar, lead, greasy wool, live cattle, and orange juice. The highest grossing commodities were sugar, lead, live cattle, copper, and zinc.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2011 (unaudited) and December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management’s disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared are not effective due to the General Partner’s lack of personnel which does not allow for the segregation of key duties related to internal control over partner activity, expenses, and financial reporting. These significant weaknesses did not result in any omission or misstatement of information required to be disclosed in reports filed by the Partnership or in the Partnership’s financial reporting. Management is committed to improving its internal controls and will continue to use third party specialists, such as accountants and administrators, to mitigate the risks identified in its review. Subsequent to the quarter ended June 30, 2011, management has revised procedures to improve Beeland Management’s internal controls over financial reporting. The Company has hired additional personnel which has allowed for the proper segregation of duties. Thus, management has subsequently concluded that the Company’s controls and procedures are now effective.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2011:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2011	3,624.83	$214.13
May 31, 2011	7,265.30	$202.53
June 30, 2011	2,345.33	$191.03

Series B

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2011	31.14	$213.38
May 31, 2011	0.00	$201.81
June 30, 2011	0.00	$189.88

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2011, filed with the SEC on August 15, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Financial Condition as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Condensed Schedule of Investments as of June 30, 2011 (unaudited) and December 31, 2010 (iii) the Unaudited Statements of Operations for the three and six months ended June 30, 2011 and June 30, 2010, (iii) the Unaudited Statements of Changes in Partners’ Capital (Net Assets) the six months ended June 30, 2011 and June 30, 2010, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2011.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)