Form 10-Q
period 2011-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2011-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30, 2011	December 31, 2010
ASSETS

Equity in broker trading accounts:
U.S. Government securities, at fair value	$30,064,037	$29,082,108
Cash at brokers	9,071,061	8,027,725
Unrealized gain (loss) on open futures contracts, net	(4,428,766)	3,125,524

Total equity in brokers trading accounts	34,706,332	40,235,357
Cash and cash equivalents	5,055,745	11,189,077
Interest receivable	—	553

Total assets	$39,762,077	$51,424,987

LIABILITIES

Brokerage commissions payable	$4,356	$4,944
Accrued management fees – General Partner	37,399	37,973
Administrative and other fees payable	149,611	466,818
Subscriptions received in advance	7,000	56,581
Withdrawals payable	1,861,492	918,830

Total liabilities	2,059,858	1,485,146

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	37,702,219	49,939,841

Total liabilities and partners’ capital (net assets)	$39,762,077	$51,424,987

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2011 (Unaudited)

U.S. Government securities:

(total cost - $30,042,061)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	$999,881	2.65%
U.S. Treasury Bills due 11/17/2011 at 0.21%, principal amount $2,000,000	1,999,451	5.30
U.S. Treasury Bills due 12/15/2011 at 0.24%, principal amount $2,500,000	2,498,760	6.63
U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	2,508,278	6.65
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,327,325	6.17
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	3,296,617	8.74
U.S. Treasury Bills due 5/3/2012 at 0.08%, principal amount $4,070,000	4,068,006	10.79
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,678,000	3,673,529	9.74
U.S. Treasury Bills due 6/28/2012 at 0.17%, principal amount $3,300,000	3,295,887	8.74
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,00	1,999,018	5.30
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,397,285	9.01

	$30,064,037	79.72%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts:
U.S. Futures Positions
Agricultural
33 December 2011 NYC Cotton Contracts	(508,695)	-1.35%
Other*	(1,068,442)	(2.83)
Metals*	(310,790)	(0.82)
Energy*	(858,022)	(2.28)

Total U.S. Futures Positions	(2,745,949)	(7.28)

Foreign Futures Positions
Agricultural*	(37,107)	(0.10)
Metals
13 November 2011 LME Copper Contracts	(418,538)	(1.11)
Other*	(1,227,172)	(3.25)

Total Foreign Futures Positions	(1,682,817)	(4.46)

Total Futures Contracts	$(4,428,766)	-11.74%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2010 (Audited)

U.S. Government securities:

(total cost - $29,077,799)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Treasury Bills due 1/13/2011 at 0.08%, principal amount $2,800,000	$2,799,922	5.61%
U.S. Treasury Bills due 1/27/2011 at 0.11%, principal amount $5,500,000	5,499,586	11.01
U.S. Treasury Bills due 2/24/2011 at 0.12%, principal amount $2,300,000	2,299,591	4.60
U.S. Treasury Bills due 4/21/2011 at 0.16%, principal amount $3,300,000	3,298,406	6.61
U.S. Treasury Bills due 5/26/2011 at 0.18%, principal amount $3,500,000	3,497,545	7.00
U.S. Treasury Bills due 9/30/2011 at 0.17%, principal amount $3,300,000	3,297,239	6.60
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	3,396,700	6.80
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,997,712	4.00
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,997,144	4.00
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	998,263	2.00

	$29,082,108	58.23%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$1,719,954	3.45%
Metals	361,250	0.72
Energy	479,818	0.96

Total U.S. Futures Positions	2,561,022	5.13

Foreign Futures Positions
Agricultural	79,167	0.16
Metals	485,335	0.97

Total Foreign Futures Positions	564,502	1.13

Total Futures Contracts	$3,125,524	6.26%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net trading gains (losses):
Realized	$(2,846,170)	$2,257,092	$3,116,333	$(608,590)
Change in unrealized	(2,478,752)	3,516,540	(7,554,290)	1,429,519
Commissions	(18,026)	(21,709)	(64,471)	(76,652)

	(5,342,948)	5,751,923	(4,502,428)	744,277

Investment income:
Interest income	16,484	18,329	54,048	45,219
Other income	420,046	—	536,778	282,650

	436,530	18,329	590,826	327,869

Expenses:
Management fees – General Partner	112,950	107,691	367,520	347,375
Administrative fees and other expenses	219,126	191,697	659,843	599,950

	332,076	299,388	1,027,363	947,325

Net investment gain (loss)	104,454	(281,059)	(436,537)	(619,456)

Net income (loss)	$(5,238,494)	$5,470,864	$(4,938,965)	$124,821

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$(22.98)	$19.30	$(23.02)	$1.73
Limited Partners-Series A	$(22.98)	$19.30	$(23.02)	$1.73
Limited Partners-Series B	$(24.42)	$—	$(24.98)	$—
Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):
General Partner	$(92,703)	$77,900	$(92,871)	$7,002
Limited Partners-Series A	(5,043,735)	5,392,964	(4,720,875)	117,819
Limited Partners-Series B	(102,056)	—	(125,219)	—

	$(5,238,494)	$5,470,864	$(4,938,965)	$124,821

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), December 31, 2010	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841

Contributions	—	—	—	—	2,440	487,082	487,082	487,082

Net income (loss)	—	(92,871)	—	(4,720,875)	—	(125,219)	(4,846,094)	(4,938,965)

Withdrawals	—	—	(39,185)	(7,747,209)	(218)	(38,530)	(7,785,739)	(7,785,739)

Partners’ capital (net assets), September 30, 2011	4,034	$677,967	216,376	$36,361,842	4,002	$662,410	$37,024,252	$37,702,219

Partners’ capital (net assets), December 31, 2009	4,034	$660,293	314,149	$51,416,343	—	$—	$51,416,343	$52,076,636

Contributions	—	—	—	—	—	—	—	—

Net income	—	7,002	—	117,819	—	—	117,819	124,821

Withdrawals	—	—	(46,488)	(7,261,994)	—	—	(7,261,994)	(7,261,994)

Partners’ capital (net assets), September 30, 2010	4,034	$667,295	267,661	$44,272,168	—	$—	$44,272,168	$44,939,463

	30-Sep-11	30-Sep-10
Per unit data
Net asset value Series A	$168.05	$165.40
Net asset value Series B	$165.46	$—
Net asset value General
Partner	$168.05	$165.40

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2007. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2011.

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

Statement of Cash Flows: The Partnership has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

-During the year, substantially all of the Partnership’s investments were highly liquid;

-Substantially all of the Partnership’s investments are carried at fair value;

-The Partnership had little or no debt during the year;

-The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2. Fair Value Measurements (Continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 using the fair value hierarchy:

	September 30, 2011	December 31, 2010
Description	Level 1	Level 1
Equity in brokers trading account:
U.S. Government securities*	$30,064,037	$29,082,108
Unrealized gain (loss) on open futures contracts, net*	(4,428,766)	3,125,524
Cash at brokers:
Money market funds	2,098,702	2,577,040

Total assets at fair value	$27,733,973	$34,784,672

*See	condensed schedules of investments for further description.

At September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and 2010 there were no Level 2 or Level 3 assets or liabilities.

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

As September 30, 2011 and December 31, 2010, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2011	September 30, 2011	September 30, 2011
	Fair Value	Fair Value	Fair Value*
Agricultural	$74,193	$(1,688,437)	$(1,614,244)
Metals	80,050	(2,036,550)	(1,956,500)
Energy	—	(858,022)	(858,022)

Totals	$154,243	$(4,583,009)	$(4,428,766)

*	The net fair value of all asset and liability derivatives is included in equity in brokers trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2010	December 31, 2010	December 31, 2010
	Fair Value	Fair Value	Fair Value*
Agricultural	$1,801,471	$(2,350)	$1,799,121
Metals	1,155,865	(309,280)	846,585
Energy	486,668	(6,850)	479,818

Totals	$3,444,004	$(318,480)	$3,125,524

*The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Trading revenue from derivative contracts for the three and nine months ended September 30, 2011 and 2010:

	Three months ended	Three months ended	Nine months ended	Nine months ended
Type of Contract	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Agricultural	$(1,091,966)	$3,674,899	$(2,154,011)	$1,550,430
Metals	(2,750,383)	1,554,111	(2,543,415)	832,577
Energy	(1,482,573)	544,622	259,469	(1,562,078)

	$(5,324,922)	$5,773,632	$(4,437,957)	$820,929

Line Item in Statements of Operations	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Realized	$(2,846,170)	$2,257,092	$3,116,333	$(608,590)
Change in unrealized	(2,478,752)	3,516,540	(7,554,290)	1,429,519

	$(5,324,922)	$5,773,632	$(4,437,957)	$820,929

Trading revenue is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2011 and 2010, the monthly average number of contracts bought and sold was 905, 1,070, 1,121 and 1,368, respectively.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Management fees – General Partner	$112,950	$107,691	$367,520	$347,375
Administrative fees – Fund Dynamics	25,037	25,976	80,703	83,180
Trailing servicing fees – Uhlmann	72,319	70,082	235,472	227,007
Selling Fees – Uhlmann	960	—	8,718	—

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

Concentration of Credit Risk—The Partnership clears all of its futures trades through one clearing broker, MF Global, Inc. In the event this counterparty does not fulfill its obligations or becomes insolvent, the Partnership may be exposed to losses.

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7. Financial Highlights:

Financial highlights for limited partners for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Series A	Series B	Series A	Series A	Series B	Series A
	Three months ended	Three months ended	Three months ended	Nine months ended	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2011(4)	September 30, 2010	September 30, 2011	September 30, 2011(4)	September 30, 2010
Net asset value per unit at the beginning of the period	$191.03	$189.88	$146.10	$191.07	$190.44	$163.67
Income (loss) from operations:
Net trading gains (losses)	(23.46)	(23.03)	20.30	(21.25)	(20.71)	3.84
Investment income:	1.92	0.07	0.07	2.46	0.23	1.09

Expenses:	(1.44)	(1.46)	(1.07)	(4.23)	(4.50)	(3.20)

Net investment gain (loss)	0.48	(1.39)	(1.00)	(1.77)	(4.27)	(2.11)

Net income (loss) per unit	(22.98)	(24.42)	19.30	(23.02)	(24.98)	1.73

Net asset value per unit at the end of the period	$168.05	$165.46	$165.40	$168.05	$165.46	$165.40

	Series A Three months ended September 30, 2011	Series B Three months ended September 30, 2011(4)	Series A Three months ended September 30, 2010	Series A Nine months ended September 30, 2011	Series B Nine months ended September 30, 2011(4)	Series A Nine months ended September 30, 2010

Ratio of net investment loss to average partners’ capital (net assets)(1)	1.03%	-3.00%	2.58%	-1.19%	-2.92%	-1.79%

Ratio of expenses to average partners’ capital (net assets) (1)(2)	3.07%	3.15%	2.75%	2.86%	3.08%	2.74%
Total return (3)	-12.03%	-12.86%	13.22%	-12.05%	-13.12%	1.06%

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions (see Note 5).

(1)	Annualized.
(2)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.
(3)	Not annualized.
(4)	Series B units were first accepted effective November 1, 2010 and thus no per unit data is available for the periods ended September 30, 2010.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of September 30, 2011, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $4.8 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $494,000 for the year ended December 31, 2010. No excess distributions have been made in 2011. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and James B. Rogers approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and James B. Rogers defending against suits related to the Refco Bankruptcy in 2010 and 2009. Included in administrative fees and other fees payable are amounts due under these arrangements of $0 and $249,542 at September 30, 2011 and December 31, 2010, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At September 30, 2011, $26,934 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At September 30, 2011 and December 31, 2010, approximately $1,065,102 and $208,000 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are included in withdrawals payable for those periods ended.

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

Note 10. Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2011, the statement of operations and changes in partners’ capital (net assets) for the three and nine months ended September 30, 2011 and 2010 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2011, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2011 and 2010. The results of operations for three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 11. Subsequent Events:

On October 31, 2011, MF Global Holdings Ltd., the parent Company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a SIPC-lead bankruptcy of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011 the Partnership held approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts, although as of November 14, 2011, the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of November 14, 2011, the General Partner believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any. Notwithstanding the foregoing, the Partnership is currently continuing its operations tracking the Index and anticipates continuing to do so for the foreseeable future.

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

On October 31, 2011, MF Global Holdings Ltd., the parent Company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a SIPC-lead bankruptcy of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011 the Partnership held approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts, although as of November 14, 2011, the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of November 14, 2011, the General Partner believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any. Notwithstanding the foregoing, the Partnership is currently continuing its operations tracking the Index and anticipates continuing to do so for the foreseeable future.

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

At September 30, 2011 and 2010, the Partnership’s net assets were $37,702,219 and $44,939,463, respectively.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2011	September 30, 2011	September 30, 2010
Net Revenues
Realized Net trading gains (losses):	$(2,846,170)	$2,257,092	$3,116,333	$(608,590)
Unrealized trading gains (losses)	(2,478,752)	3,516,540	(7,554,290)	1,429,519
Interest income	16,484	18,329	54,048	45,219
Commissions	(18,026)	(21,709)	(64,471)	(76,652)
Other income	420,046	—	536,778	282,650

Total Net Revenues (Loss)	(4,906,418)	5,770,252	(3,911,602)	1,072,146

Operating Expenses:
Management fees	112,950	107,691	367,520	347,375
Administrative fees and other expenses	219,126	191,697	659,843	599,950

Total Operating Expanses	332,076	299,388	1,027,363	947,325

Net income (loss)	$(5,238,494)	$5,470,864	$(4,938,965)	$124,821

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

The Partnership posted a gain of 2.09% in July. The performance for all of the Index’s sectors was positive in July. The agriculture, energy, and metals sectors posted gains of 0.50%, 0.59%, and 1.13%, respectively. The best performing commodities were silver, sugar, palladium, tin, and wheat. The highest grossing commodities were brent crude, wheat, silver, sugar, and gold.

The Partnership posted a gain of 0.44% in August. In August, the performance for the Index’s sectors was mixed. The energy and metals sectors posted losses of -1.94% and -0.40%, respectively while the agriculture sector posted a gain of 2.12%. The best performing commodities were coffee, corn, gold, KC wheat, and wheat. The highest grossing commodities were corn, wheat, gold, coffee, and soybeans.

The Partnership posted a loss of -14.22% in September. In September, the performance for all of the Index’s sectors was negative. The agriculture, energy, and metals sectors posted losses of -5.02%, -4.76%, and -4.04%, respectively. The best performing commodities were lean hogs, live cattle, azuki beans, euro rapeseed, and greasy wool. The highest grossing commodities were lean hogs, live cattle, azuki beans, euro rapeseed, and greasy wool. The Partnership’s year to date return for the nine months ended September 30, 2011 was -12.07%.

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

Units of the Partnership posted a net gain of 2.54% in April. Sector performance was positive for April and the energy, agriculture, and metal sectors posted gains of 1.51%, 1.11%, and 0.16%, respectively. The top performing commodities for the Partnership were palladium, soybean meal, KC wheat, wheat, and cocoa. The highest grossing commodities for April were brent oil, crude oil, wheat, corn, and gold.

Units of the Partnership posted a net loss of -9.89% in May. The performance of the all sectors of the Index’s was negative. The energy, agriculture, and metal sectors posted losses of -6.55%, -2.06%, and -1.72%, respectively. The top performing commodities for the Partnership were natural gas, orange juice, gold, euro rapeseed, and greasy wool. The highest grossing commodities for May were natural gas, gold, orange juice, euro rapeseed, and greasy wool.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2011 (unaudited) and December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management’s disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared are effective. Subsequent to the quarter ended June 30, 2011, with the integration of additional personnel, management has revised procedures to improve Beeland Management’s internal controls over financial reporting.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2011:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2011	3,276.82	$195.02
August 31, 2011	4,214.81	$195.91
September 30, 2011	4,583.54	$168.05

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2011	0.00	$193.84
August 31, 2011	36.33	$192.89
September 30, 2011	150.36	$165.46

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

101.00	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011, filed with the SEC on November 14, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Financial Condition as of September 30, 2011 (unaudited) and December 31, 2010, (ii) the Condensed Schedule of Investments as of September 30, 2011 (unaudited) and December 31, 2010 (iii) the Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010, (iii) the Unaudited Statements of Changes in Partners’ Capital (Net Assets) the nine months ended September 30, 2011 and September 30, 2010, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P. (Registrant)

By:	Beeland Management Company, L.L.C. General Partner

By:	/s/Walter Thomas Price III
Walter Thomas Price III Managing Member (Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman Managing Member (Principal Financial and Accounting Officer)