Form 10-K
period 2011-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2012-03-26
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The Partnership subsequently filed an additional registration statement with the Securities and Exchange Commission to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2012.

Effective September 22, 2010, the Partnership filed an additional registration statement with the Securities Exchange Commission to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”). A total of $867,432 Series B units have been sold to the public as of March 1, 2012. Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units do not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates.

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

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”). The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2011, the Partnership was offering only Series B units for sale.

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

ADM Investor Services, Inc. (“ADMIS”) acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc., related to Beeland Management through common management, acts as introducing broker for the Partnership. The Partnership is open-ended and may offer Series B units at the net asset value per Series B unit as of the first day of each month. Unitholders of Series A and B units normally may be redeemed upon 6 business days written notice to the Partnership’s general partner.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as Beeland Management, and commodity brokers or futures commission merchants and introducing brokers, such as ADMIS and The Price Futures Group, Inc. to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of Beeland Management as a commodity pool operator or a commodity trading advisor were terminated or suspended, Beeland Management would be unable to continue to manage the business of the Partnership. Should Beeland Management’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC finalized rules for a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. Position limits in spot months are to be 25% of the official estimated deliverable supply of the underlying commodity and, in a non-spot month, a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract. Compliance with these new limits is delayed pending further definition of the term “swap” by the CFTC and Securities and Exchange Commission. However, Beeland Management believes that the limits, once compliance is required, are sufficiently large that they should not restrict the Partnership’s ability to replicate the Index.

(i) through (xii)—not applicable.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a) Market Information. There is no established market for the Series A and B units, and none is likely to develop. Series A and B units normally may be redeemed upon 6 business days’ written notice to the Partnership’s general partner, Beeland Management Company, LLC, 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604.

(b) Holders. There were approximately 1082 Series A and 53 Series B Limited Partners at March 1, 2012.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2011. A total of $883,715 of Series B units have been sold to the public as of March 1, 2012.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit. The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of 2011:

Series A

		Redemption Date
Month	Units Redeemed	NAV per Unit
October 31, 2011	4,290.88	175.90
November 30, 2011	4,514.56	173.30
December 31, 2011	9,922.51	169.55

Series B

	Units Redeemed	Redemption Date
Month		NAV per Unit
October 31, 2011	—	173.18
November 30, 2011	—	170.62
December 31, 2011	—	166.92

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of units of limited partnership interest. At December 31, 2011, the Partnership was offering only Series B units for sale. The Partnership does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Trading in forward or other over the counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31 2011, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a bankruptcy led by the Securities Investor Protection Corporation (“SIPC”) of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011, the Partnership held $5,131,353 or approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts held by MF Global Inc., and the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of December 31, 2011, the General Partner believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any. Through December 31, 2011, this receivable was reduced by $2,174,797 comprised of disbursements initiated by the bankruptcy trustee, as well as other trading related activities. The Company has filed appropriate claims with the bankruptcy trustee for remaining amounts due (the MF Global Claim). However, due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, the Partnership has recognized a 2.78% (or $1,130,702) loss on the MF Global Claim, which is an estimate of the Partnership’s pro-rata share of the projected MF Global Inc. asset shortfall. This loss is reflected as Loss on MF Global on the statement of operations. The remaining receivable from MF Global Inc. of $1,825,854 is estimated by management based upon information provided by the bankruptcy trustee as well as independent third party bids to purchase the MF Global Claim, and may be subject to change in the near term. Such change could be material to the presentation of the statement of financial condition. In addition, the Partnership is withholding approximately 5% of the proceeds of redemptions attributable to Partnership assets, for which a loss was not taken and that are encumbered in the MF Global liquidation subject to a claims recovery process to be administered by the liquidation Trustee, pending completion of the MF Global liquidation or the receipt by the Partnership of the full amount of its claims.

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

At December 31, 2011 and 2010, the Partnership’s net assets were $34,885,591 and $49,939,841, respectively.

	Year ended 2011	Year ended 2010
Net Revenues
Realized net trading gain	$1,357,010	$6,112,004
Change in unrealized net trading gain	(3,985,745)	1,710,493
Interest income	66,249	63,124
Other income	536,778	445,653
Loss from MF Global	(1,130,702)	—

Total Net Revenues	$(3,156,410)	$8,331,274

Operating Expenses
Brokerage commissions	$81,722	$98,386
Management fees	462,368	461,453
Administrative and other fees	858,136	798,078

Total Operating Expenses	$1,402,226	$1,357,917

2011

During 2011, the Index and the Partnership experienced negative performance. The performance of the Index, and thus the Partnership, reflected the uncertainty of the world economy as some European nations risked financial default. The combination of the European debt crisis and the failure of MF Global Inc. in the fourth quarter of 2011, were contributing factors to the price of agriculture and metals commodities.

The Index can be categorized into three sectors: agriculture, energy and metals. During 2011, the performance of the Index’s sectors was mixed. Energy led the sectors with a positive increase of 4.02% while agriculture and metals sectors posted losses of -15.49% and -15.99%, respectively. The Index returned -6.93% while the Partnership returned -11.26%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level, but primarily due to the loss of 2.78% taken by the Partnership as it related to estimated uncollectable assets held at MF Global.

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Southern District of New York. On October 31, 2011, MF Global Inc. reported an unprecedented potential deficiency in customer segregated assets and the Securities and Exchange Commission and Commodity Futures Trading Commission determined that the most prudent course to protect customer accounts and assets would be an immediate SIPC-led liquidation of MF Global Inc. As of October 31, 2011, $5,131,353 or approximately 12.6% of the Partnership’s assets were held on deposit in customer segregated and secured accounts at MF Global Inc. In a statement dated November 21, 2011, the Trustee for the liquidation of MF Global Inc. stated that he believes there is at least a $1.2 billion deficiency in customer segregated assets at MF Global Inc. Based on this estimate, Beeland Management Company, LLC determined that the Partnership take a loss of 2.78% (or $1,130,702) of the Partnership’s total net assets, representing the Partnership’s pro rata share of the Trustee’s estimated deficiency in customer segregated assets at MF Global Inc. This loss was reflected in October 2011 performance for the Partnership. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of December 31, 2011, the Beeland Management Company, LLC believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any.

The Partnership had capital contributions in 2011 totaling $509,622. The total value of capital withdrawals in 2011 was $11,005,236.

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

The Partnership was open to new investment effective November 1, 2010, and there were capital contributions in 2010 totaling $307,633. The total value of capital withdrawals in 2010 was $9,417,785.

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

The Partnership clears all of its futures trades through one clearing broker, ADMIS. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions. The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits. The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Based on the nature of the business and operations of the Partnership, Beeland Management believes that the estimates utilized in preparing the Partnership’s financial statements are appropriate and reasonable; however actual results could differ from these estimates. The estimates used do not provide a range of possible results that would require the exercise of subjective judgment. Beeland Management further believes that, based on the nature of the business and operations of the Partnership, no other reasonable assumptions relating to the application of the Partnership’s accounting estimates other than those currently used would likely result in materially different amounts from those reported. The estimate of the receivable from MF Global is deemed a significant estimate as of December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not engage in off-balance sheet arrangements with other entities.

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forwards, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2011 and 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2011 and 2010, and the related statements of operations and changes in partners’ capital (net assets) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2011 and 2010, and the results of its operations for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 26, 2012

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

	2011	2010
ASSETS

Equity in broker trading accounts:
Cash at brokers	$5,387,385	$8,027,725
Unrealized gain/(loss) on open futures contracts, net	(860,221)	3,125,524

Total equity in brokers trading accounts	4,527,164	40,235,357

U.S. Government securities, at fair value	27,673,158	29,082,108
Cash and cash equivalents	2,899,515	11,189,077
Receivable from MF Global (Note 4)	1,825,854	—
Interest receivable	—	553

Total assets	$36,925,691	$51,424,987

LIABILITIES

Brokerage commissions payable	$4,357	$4,944
Accrued management fees – General Partner	31,147	37,973
Administrative and other fees payable	214,855	466,818
Subscriptions received in advance	—	56,581
Withdrawals payable	1,789,741	918,830

Total liabilities	2,040,100	1,485,146

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	34,885,591	49,939,841

Total liabilities and partners’ capital (net assets)	$36,925,691	$51,424,987

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

U.S. Government securities:	Fair Value	Percent of Partners’ Capital (Net Assets)
(total cost—$27,649,960)
U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	$2,509,478	7.19%
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,328,863	6.68
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	3,298,273	9.45
U.S. Treasury Bills due 5/3/2012 at 0.08%, principal amount $4,070,000	4,068,855	11.66
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,678,000	3,675,215	10.54
U.S. Treasury Bills due 6/28/2012 at 0.17%, principal amount $3,300,000	3,297,278	9.45
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,00	1,999,319	5.73
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,398,046	9.74
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $2,100,000	2,098,618	6.02
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	999,213	2.87

	$27,673,158	79.33%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital (Net Assets)

Futures contracts*:

U.S. Futures Positions
Agricultural	$(235,456)	(0.68)%
Metals	(227,120)	(0.65)
Energy	(181,989)	(0.52)

Total U.S. Futures Positions	(644,565)	(1.85)

Foreign Futures Positions
Agricultural	35,348	0.10
Metals	(251,004)	(0.72)

Total Foreign Futures Positions	(215,656)	(0.62)

Total Futures Contracts	$(860,221)	(2.47)%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2010

U.S. Government securities:		Percent of Partners’ Capital
(total cost - $29,077,799)	Fair Value	(Net Assets)
U.S. Treasury Bills due 1/13/2011 at 0.08%, principal amount $2,800,000	$2,799,922	5.61%
U.S. Treasury Bills due 1/27/2011 at 0.11%, principal amount $5,500,000	5,499,586	11.01
U.S. Treasury Bills due 2/24/2011 at 0.12%, principal amount $2,300,000	2,299,591	4.60
U.S. Treasury Bills due 4/21/2011 at 0.16%, principal amount $3,300,000	3,298,406	6.61
U.S. Treasury Bills due 5/26/2011 at 0.18%, principal amount $3,500,000	3,497,545	7.00
U.S. Treasury Bills due 6/30/2011 at 0.17%, principal amount $3,300,000	3,297,239	6.60
U.S. Treasury Bills due 7/28/2011 at 0.17%, principal amount $3,400,000	3,396,700	6.80
U.S. Treasury Bills due 8/25/2011 at 0.18%, principal amount $2,000,000	1,997,712	4.00
U.S. Treasury Bills due 9/22/2011 at 0.20%, principal amount $2,000,000	1,997,144	4.00
U.S. Treasury Bills due 10/20/2011 at 0.22%, principal amount $1,000,000	998,263	2.00

	$29,082,108	58.23%

	Unrealized Gain (Loss) on Open Long	Percent of Partners’ Capital
	Contracts	(Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$1,719,954	3.45%
Metals	361,250	0.72
Energy	479,818	0.96

Total U.S. Futures Positions	2,561,022	5.13

Foreign Futures Positions
Agricultural	79,167	0.16
Metals	485,335	0.97

Total Foreign Futures Positions	564,502	1.13

Total Futures Contracts	$3,125,524	6.26%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2011 and 2010

	2011	2010
Net trading gains (losses):
Realized	$1,357,010	$6,112,004
Change in unrealized	(3,985,745)	1,710,493
Commissions	(81,722)	(98,386)

	(2,710,457)	7,724,111

Investment income (loss):
Interest income	66,249	63,124
Other income	536,778	445,653
Loss from MF Global (Note 4)	(1,130,702)	—

	(527,675)	508,777

Expenses:
Management fees – General Partner	462,368	461,453
Administrative and other fees	858,136	798,078

	1,320,504	1,259,531

Net investment loss	(1,848,179)	(750,754)

Net income (loss)	$(4,558,636)	$6,973,357

Net increase (decrease) in NAV per GP and LP unit for the period:

General Partner	$(21.52)	$27.40
Limited Partners-Series A	$(21.52)	$27.40
Limited Partners-Series B	$(23.52)	$17.61

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(86,816)	$110,545
Limited Partners-Series A	(4,351,948)	6,830,491
Limited Partners-Series B	(119,872)	32,321

	$(4,558,636)	$6,973,357

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)

For the years ended December 31, 2011 and 2010

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), January 1, 2010	4,034	$660,293	314,149	$51,416,343	—	$—	$51,416,343	$52,076,636

Contributions	—	—	—	—	1,785	307,633	307,633	307,633

Net income	—	110,545	—	6,830,491	—	32,321	6,862,812	6,973,357

Withdrawals	—	—	(58,588)	(9,416,908)	(5)	(877)	(9,417,785)	(9,417,785)

Partners’ capital (net assets), December 31, 2010	4,034	770,838	255,561	48,829,926	1,780	339,077	49,169,003	49,939,841

Contributions	—	—	—	—	2,573	509,622	509,622	509,622

Net income (loss)	—	(86,816)	—	(4,351,948)	—	(119,872)	(4,471,820)	(4,558,636)

Withdrawals	(590)	(100,000)	(57,323)	(10,866,706)	(218)	(38,530)	(10,905,236)	(11,005,236)

Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591

Per unit data	2011	2010
Net asset value Series A	$169.55	$191.07
Net asset value Series B	$166.92	$190.44
Net asset value General Partner	$169.55	$191.07

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1. Significant Accounting Policies:

Nature of Business and Organization: Rogers International Raw Materials Fund, L.P. (the “Partnership”) is an Illinois Limited Partnership that was established in May 2000. The Partnership trades a portfolio primarily of commodity futures contracts, principally on recognized exchanges. The Partnership may also purchase contracts in the over the counter marketplace under certain circumstances. The Partnership invests and trades exclusively on the “long side” of the market. The Partnership’s investment strategy is designed to replicate the Rogers International Commodity Index® (the “Index”) and positions are rebalanced monthly to maintain the Index’s relative weightings. The Partnership commenced trading during November 2001. The Partnership will terminate on December 31, 2020 or earlier upon certain circumstances as defined in the Limited Partnership Agreement. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”). Beeland Interests, Inc. is the owner and sponsor of the Index.

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2011.

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

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Partnership’s estimate regarding the carrying value of its receivable from MF Global, Inc. (Note 4) is a significant estimate and due to the uncertainty of future events, this estimate could change in the near term.

Foreign Currency Translation: Foreign currency is translated into U.S. dollars at the exchange rate prevailing on the last business day of each month. The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities and derivative financial instruments held. Such fluctuations are included with the net realized trading gains or losses.

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

Withdrawals Payable: Withdrawals approved by the General Partner prior to month-end with a fixed effective date and fixed amount are recorded as withdrawals payable as of month-end (See Note 6).

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

The fair values of exchange traded futures contracts are based upon exchange settlement prices. Money market funds included in cash at brokers are valued using quoted market prices. U.S. Government securities are stated at cost plus accrued interest, which approximates fair value based on quoted prices for identical assets in an active market. These financial instruments are categorized in Level 1 of the fair value hierarchy.

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 using the fair value hierarchy:

Note 2. Fair Value of Financial Instruments (continued):

	2011	2010
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain/ (loss) on open futures contracts, net*	$(860,221)	$3,125,524
U.S. Government securities*	27,673,158	29,082,108
Cash and cash equivalents:
Money market funds	2,409,216	2,577,040

	$29,222,153	$34,784,672

*	See the condensed schedule of investments for further description.

During the years ended December 31, 2011 and 2010, there were no Level 2 or Level 3 assets or liabilities.

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There was no transfer among Levels 1, 2, and 3 during the years ended December 31, 2011 or 2010.

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

As of and for the years ended December 31, 2011 and 2010, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2011	December 31, 2011	December 31, 2011
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$191,448	$(391,556)	$(200,108)
Metals	118,572	(596,696)	(478,124)
Energy	11,034	(193,023)	(181,989)

Totals	$321,054	$(1,181,275)	$(860,221)

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2010	December 31, 2010	December 31, 2010
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$1,801,471	$(2,350)	$1,799,121
Metals	1,155,865	(309,280)	846,585
Energy	486,668	(6,850)	479,818

Totals	$3,444,004	$(318,480)	$3,125,524

*	The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Note 3. Derivative Transactions (continued):

Trading Revenue** for the years ended December 31, 2011 and 2010:

Type of Instrument	12/31/2011	12/31/2010
Futures positions:
Agricultural	$(2,348,630)	$5,025,529
Metal	(2,626,848)	2,074,344
Energy	2,349,560	722,624

	$(2,625,918)	$7,822,497

Line Item in Statement of Operations

Realized	$1,359,827	$6,112,004
Change in unrealized	(3,985,745)	1,710,493

	$(2,625,918)	$7,822,497

Trading revenue is exclusive of brokerage commissions.

For the years ended December 31, 2011 and 2010, the monthly average of contracts bought and sold was 1,046 and 1,308, respectively.

Note 4. Receivable from MF Global:

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a bankruptcy led by the Securities Investor Protection Corporation (“SIPC”) of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011, the Partnership held $5,131,353 or approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts held by MF Global Inc., and the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of December 31, 2011, the General Partner believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any. Through December 31, 2011, this receivable was reduced by $2,174,797 comprised of disbursements initiated by the bankruptcy trustee, as well as other trading related activities. The Company has filed appropriate claims with the bankruptcy trustee for remaining amounts due (the MF Global Claim). However, due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, the Partnership has recognized a 2.78% (or $1,130,702) loss on the MF Global Claim, which is an estimate of the Partnership’s pro-rata share of the projected MF Global Inc. asset shortfall. This loss is reflected as Loss on MF Global on the statement of operations. The remaining receivable from MF Global Inc. of $1,825,854 is estimated by management based upon information provided by the bankruptcy trustee as well as independent third party bids to purchase the MF Global Claim, and may be subject to change in the near term. Such change could be material to the presentation of the statement of financial condition. In addition, the Partnership is withholding approximately 5% of the proceeds of redemptions attributable to Partnership assets, for which a loss was not taken and that are encumbered in the MF Global liquidation subject to a claims recovery process to be administered by the liquidation Trustee, pending completion of the MF Global liquidation or the receipt by the Partnership of the full amount of its claims.

Note 5. Agreements and Related-Party Transactions:

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

Note 5. Agreements and Related-Party Transactions (continued):

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

A summary of fees charged by related parties to the Partnership is as follows:

	2011	2010
Management fees – General Partner	$462,368	$461,453
Administrative fees – Fund Dynamics	102,601	109,541
Trailing servicing fees – Uhlmann	295,145	305,138
Selling Fees – Uhlmann	10,169	5,090

Note 6. Partnership Capital and Withdrawals:

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

Note 7. Financial Instruments with Off-Balance Sheet Credit and Market Risk:

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

Note 7. Financial Instruments with Off-Balance Sheet Credit and Market Risk (continued):

Concentration of Credit Risk—The Partnership clears all of its futures trades through one clearing broker, ADM Investor Services, Inc. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions.

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

Note 8. Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2011 and 2010 are as follows:

Per Unit Performance

	Series A 2011	Series B 2011	Series A 2010	Series B 2010 (3)
Net asset value per unit at the beginning of the period	$191.07	$190.44	$163.67	$172.83

Income (loss) from operations:
Net trading gains (losses)	(13.74)	(12.25)	30.01	18.35

Investment income	(2.19)	(5.44)	1.76	0.05

Expenses:	(5.59)	(5.83)	(4.37)	(0.79)

Net investment loss	(7.78)	(11.27)	(2.61)	(0.74)

Net income (loss) per unit	(21.52)	(23.52)	27.40	17.61

Net asset value per unit at the end of the period	$169.55	$166.92	$191.07	$190.44

	Series A 2011	Series B 2011	Series A 2010	Series B 2010 (3)
Ratio of net investment loss to average partners’ capital (net assets)	-4.05%	-5.99%	-1.62%	-0.40	% (2)

Ratio of expenses to average partners’ capital (net assets) (1)	2.91%	3.10%	2.71%	0.43	% (2)

Total return	-11.26%	-12.35%	16.74%	10.19	% (2)

The above ratios were calculated for the partners taken as a whole. The computation of such ratios was not based on the amount of expenses assessed and income allocated to an individual partner’s capital account, which may vary from these ratios based on the timing of capital transactions and the different fee arrangements (see Note 5).

(1)	The ratio of expenses to average partners’ capital (net asset) values does not include brokerage commissions.
(2)	Annualized for Series B for 2010.
(3)

Series B units were not offered for sale until November 1, 2010. The beginning unit price for a Series B unit was equal to Series A unit at November 1, 2010. Accordingly, per unit performance and financial highlights for 2010 are presented only from November 1, 2010 through December 31, 2010.

Note 9. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of December 31, 2011, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $4.8 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $1,065,000 and $494,000 for the years ended December 31, 2011 and 2010, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and Beeland Interests approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and Beeland Interests defending against suits related to the Refco Bankruptcy in 2011 and 2010. Beeland Interests, Inc. is the owner and sponsor of the Index. Included in administrative fees and other fees payable are amounts due under these arrangements of $0 and $249,542 at December 31, 2011 and 2010, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At December 31, 2011, $26,557 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At December 31, 2011 and 2010, approximately $0 and $208,000 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are appropriately included in withdrawals payable for those years ended.

Note 10. Indemnifications:

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

Note 11. Subsequent Events:

From January 1, 2012 to March 26, 2012 there were $51,200 contributions, and withdrawals totaled approximately $1,304,908.

2. Supplementary Data

Not required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s internal controls over financial reporting with respect to the Partnership and have concluded that Beeland Management’s internal controls over financial reporting are effective.

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

The officers of Beeland Management are as follows:

Walter Thomas Price III, age 71, is a Managing Member of Beeland Management and is the Chairman of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed FINRA principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 42, is the chief financial officer of Beeland Management, which he joined in November 2004. In March 2001 Mr. Goodman became Chief Financial Officer of Price Asset Management, Inc. From January 2000, to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

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

Because the Partnership has no employees, officers or directors, it has no audit committee. The Partnership is managed by Beeland Management, its general partner. Allen Goodman serves as the Beeland Management’s “audit committee financial expert.” Mr. Goodman is not independent of the management of Beeland Management, which is a privately owned limited liability company. Beeland Management has no independent directors.

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

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company, L.L.C. held approximately 3,444 Units in the Partnership as of December 31, 2011, representing approximately 1.67% of the Partnership’s outstanding units as of December 31, 2011.

(c)	Changes in Control

None.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Price Futures Group, Inc. (“Price Futures Group”) introduces the Partnership’s commodity trading activity to ADMIS, the Partnership’s clearing broker, and receives compensation from ADMIS for doing so. Walter Thomas Price III and Allen D. Goodman are officers of Price Futures Group.

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

A summary of fees charged or received by related parties to the Partnership during 2011 is as follows:

2011
Management fees – General Partner	$462,368
Administrative fees – Fund Dynamics	102,601
Trailing servicing fees – Uhlmann	295,145
Selling Fees – Uhlmann	10,169

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey & Pullen, LLP (M&P) and RSM McGladrey (RSM), a prior affiliate of M&P that was acquired by M&P on December 1, 2011, has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2010 and 2011. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2011	$112,300
2010	$108,000

(2)	Audit-Related Fees. None.

(3)	Tax Fees. RSM provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns.

2011	$35,000
2010	$35,000

(4)	All Other Fees. None.

(5)	The Managing Members of Beeland Management Company, L.L.C. pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor and have determined that the payments made for these services are compatible with maintaining the auditor’s independence.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements:

The following are included with the 2011 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The following exhibits are included herewith.

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2012.

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

Signature	Title with General Partner	Date

/s/ Walter Thomas Price III	Managing Member	March 26, 2012
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	March 26, 2012
Allen D. Goodman	(Principal Financial and Accounting
Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)