Form 10-Q
period 2012-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2012-05-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31, 2012	December 31, 2011
ASSETS
Equity in broker trading accounts:
Cash at brokers	$5,869,185	$5,387,385
Unrealized gain/(loss) on open futures contracts, net	(382,929)	(860,221)

Total equity in brokers trading accounts	5,486,256	4,527,164

U.S. Government securities, at fair value	28,169,892	27,673,158
Cash and cash equivalents	184,313	2,899,515
Receivable from MF Global (Note 4)	1,841,003	1,825,854

Total assets	$35,681,464	$36,925,691

LIABILITIES
Brokerage commissions payable	$4,356	$4,357
Accrued management fees – General Partner	30,163	31,147
Administrative and other fees payable	246,051	214,855
Subscriptions received in advance	5,000	—
Withdrawals payable	1,662,999	1,789,741

Total liabilities	1,948,569	2,040,100

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	33,732,895	34,885,591

Total liabilities and partners’ capital (net assets)	$35,681,464	$36,925,691

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2012 (Unaudited)

U.S. Government securities: (total cost—$28,147,025)	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	$3,299,910	9.78%
U.S. Treasury Bills due 5/3/2012 at 0.08%, principal amount $4,070,000	4,069,695	12.05
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,678,000	3,676,882	10.90
U.S. Treasury Bills due 6/28/2012 at 0.17%, principal amount $3,300,000	3,298,654	9.78
U.S. Treasury Bills due 7/12/2012 at 0.09%, principal amount $2,000,000	1,999,503	5.93
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,000	1,999,617	5.93
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,398,800	10.09
U.S. Treasury Bills due 9/20/2012 at 0.09%, principal amount $2,100,000	2,099,094	6.22
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	999,458	2.96
U.S. Treasury Bills due 10/18/2012 at 0.12%, principal amount $2,000,000	1,998,682	5.93
U.S. Treasury Bills due 11/15/2012 at 0.05%, principal amount $1,330,000	1,329,597	3.94

	$28,169,892	83.51%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$51,435	0.15%
Metals	(82,580)	(0.24)
Energy	(88,522)	(0.26)

Total U.S. Futures Positions	(119,667)	(0.35)

Foreign Futures Positions
Agricultural	20,917	0.06
Metals	(284,179)	(0.84)

Total Foreign Futures Positions	(263,262)	(0.78)

Total Futures Contracts	$(382,929)	(1.13%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2011 (Audited)

U.S. Government securities: (total cost—$27,649,960)	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	$2,509,478	7.19%
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,328,863	6.68
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	3,298,273	9.45
U.S. Treasury Bills due 5/3/2012 at 0.08%, principal amount $4,070,000	4,068,855	11.66
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,678,000	3,675,215	10.54
U.S. Treasury Bills due 6/28/2012 at 0.17%, principal amount $3,300,000	3,297,278	9.45
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,000	1,999,319	5.73
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,398,046	9.74
U.S. Treasury Bills due 9/20/2012 at 0.09%, principal amount $2,100,000	2,098,618	6.02
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	999,213	2.87

	$27,673,158	79.33%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(235,456)	(0.68%)
Metals	(227,120)	(0.65)
Energy	(181,989)	(0.52)

Total U.S. Futures Positions	(644,565)	(1.85)

Foreign Futures Positions
Agricultural	35,348	0.10
Metals	(251,004)	(0.72)

Total Foreign Futures Positions	(215,656)	(0.62)

Total Futures Contracts	$(860,221)	(2.47%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three months Ended March 31, 2012 and March 31, 2011 (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net trading gains (losses):
Realized	$1,351,882	$6,979,144
Change in unrealized	477,292	(2,215,838)
Commissions	(20,810)	(24,464)

	1,808,364	4,738,842

Investment income:
Interest income	10,133	18,994
Other income	—	5,435

	10,133	24,429

Expenses:
Management fees – General Partner	88,757	127,132
Administrative fees and other expenses	190,947	212,320

	279,704	339,452

Net investment loss	(269,571)	(315,023)

Net income	$1,538,793	$4,423,819

Net increase in NAV per GP and LP unit:

General Partner	$7.42	$17.14
Limited Partners-Series A	$7.42	$17.14
Limited Partners-Series B	$7.28	$17.05

Net income per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$27,206	$69,160
Limited Partners-Series A	1,481,124	4,308,803
Limited Partners-Series B	30,463	45,856

	$1,538,793	$4,423,819

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2012 and March 31, 2011(Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591

Contributions	—	—	—	—	290	50,176	50,176	50,176

Net income	—	27,206	—	1,481,124	—	30,463	1,511,587	1,538,793

Withdrawals	(1,120)	(200,000)	(14,289)	(2,539,642)	(11)	(2,023)	(2,541,665)	(2,741,665)

Partners’ capital (net assets), March 31, 2012
	2,324	$411,228	183,949	$32,552,754	4,414	$768,913	$33,321,667	$33,732,895

Partners’ capital (net assets), December 31, 2010	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841

Contributions	—	—	—	—	1,269	247,893	247,893	247,893

Net income	—	69,160	—	4,308,803	—	45,856	4,354,659	4,423,819

Withdrawals	—	—	(13,874)	(2,816,566)	—	—	(2,816,566)	(2,816,566)

Partners’ capital (net assets), March 31, 2011	4,034	$839,998	241,687	$50,322,163	3,049	$632,826	$50,954,989	$51,794,987

	March 31,	March 31,
Per unit data	2012	2011
Net asset value Series A	$176.97	$208.21
Net asset value Series B	$174.20	$207.49
Net asset value General Partner	$176.97	$208.21

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

The Partnership commenced trading during November 2001 with assets raised from the offering of its original units of limited partnership interest, now referred to as “Series A” units, and offered Series A units through October 2005. The Partnership began offering Series B units in November 2010. Series A units and Series B units are identical with respect to their participation in the profits and losses of the Partnership; however, Series B units do not participate in any Partnership expenses or recoveries related to the bankruptcy of Refco Inc. and its affiliates. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2012.

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

The fair values of exchange traded futures contracts are based upon exchange settlement prices. Money market funds included in cash and cash equivalents are valued using quoted market prices. U.S. Government securities are stated at cost plus accrued interest, which approximates fair value based on quoted prices for identical assets in an active market. These financial instruments are categorized in Level 1 of the fair value hierarchy.

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 using the fair value hierarchy:

	March 31, 2012	December 31, 2011
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(382,929)	$(860,221)
U.S. Government securities*	28,169,892	27,673,158
Cash and cash equivalents
Money market funds	146,538	2,409,216

Total assets at fair value	$27,933,501	$29,222,153

*	See condensed schedules of investments for further description.

At March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 there were no Level 2 or Level 3 assets or liabilities.

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

As of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2012	March 31, 2012	March 31, 2012
	Fair Value	Fair Value	Fair Value*
Agricultural	$261,910	$(189,558)	$72,352
Metals	317,549	(684,308)	(366,759)
Energy	18,624	(107,146)	(88,522)

Totals	$598,083	$(981,012)	$(382,929)

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2011	December 31, 2011	December 31, 2011
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$191,448	$(391,556)	$(200,108)
Metals	118,572	(596,696)	(478,124)
Energy	11,034	(193,023)	(181,989)

Totals	$321,054	$(1,181,275)	$(860,221)

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three months ended March 31, 2012 and 2011:

	Three months ended	Three months ended
Type of Contract	March 31, 2012	March 31, 2011
Agricultural	$253,170	$952,419
Metals	627,934	450,062
Energy	948,070	3,360,825

	$1,829,174	$4,763,306

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Line Item in Statements of Operations
Realized	$1,351,882	$6,979,144
Change in unrealized	477,292	(2,215,838)

	$1,829,174	$4,763,306

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2012 and 2011, the monthly average number of contracts bought and sold was 1,071 and 1,208, respectively.

Note 4. Receivable from MF Global:

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a bankruptcy led by the Securities Investor Protection Corporation (“SIPC”) of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011, the Partnership held $5,131,353 or approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts held by MF Global Inc., and the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of March 31, 2012, the General Partner believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any. Through March 31, 2012, this receivable was reduced by $2,159,648 comprised of disbursements initiated by the bankruptcy trustee, as well as other trading related activities. The Company has filed appropriate claims with the bankruptcy trustee for remaining amounts due (the MF Global Claim). However, due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, the Partnership recognized a 2.78% (or $1,130,702) loss in 2011 on the MF Global Claim, which is an estimate of the Partnership’s pro-rata share of the projected MF Global Inc. asset shortfall. At March 31, 2012 and December 31, 2011, reflected on the Statements of Financial Condition, the receivable from MF Global Inc. was $1,841,003 and $1,825,854, respectively. The amount of the receivable from MF Global, Inc. increased from December 31, 2011 to March 31, 2012 by $15,149 due to foreign currency conversions recorded in January 2012. The increase is included in the trading gains/losses on the Statement of Operations as of March 31, 2012.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4. Receivable from MF Global (Continued):

The remaining receivable from MF Global Inc. of $1,841,003 is estimated by management based upon information provided by the bankruptcy trustee as well as independent third party bids to purchase the MF Global Claim, and may be subject to change in the near term. Such change could be material to the presentation of the statement of financial condition. In addition, the Partnership is withholding approximately 5% of the proceeds of redemptions attributable to Partnership assets, for which a loss was not taken and that are encumbered in the MF Global liquidation subject to a claims recovery process to be administered by the liquidation Trustee, pending completion of the MF Global liquidation or the receipt by the Partnership of the full amount of its claims.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Management fees – General Partner	$88,757	$127,132
Administrative fees – Fund Dynamics	20,386	28,008
Trailing servicing fees – Uhlmann	57,486	81,438
Selling Fees – Uhlmann	1,024	6,356

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8. Financial Highlights:

Financial highlights for limited partners for the three months ended March 31, 2012 and 2011 are as follows:

Per Unit Performance

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011
Net asset value per unit at the beginning of the period	$169.55	$166.92	$191.07	$190.44
Income (loss) from operations:
Net trading gains (losses)	8.77	8.62	18.37	18.43
Investment income:	0.05	0.05	0.10	0.08

Expenses:	(1.40)	(1.39)	(1.33)	(1.46)

Net investment gain (loss)	(1.35)	(1.34)	(1.23)	(1.38)

Net income (loss) per unit	7.42	7.28	17.14	17.05

Net asset value per unit at the end of the period	$176.97	$174.20	$208.21	$207.49

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2012	March 31, 2012	March 31, 2011	March 31, 2011
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.32%)	(3.32%)	(2.47%)	(2.74%)

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.20%	3.20%	2.66%	2.90%

Total return (3)	4.38%	4.36%	8.97%	8.95%

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 9. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of March 31, 2012, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $4.8 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $1,065,000 for the year ended December 31, 2011. No excess distributions have been made in 2012. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and James B. Rogers approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and James B. Rogers defending against suits related to the Refco Bankruptcy in 2010 and 2009. There are no fees due under these arrangements as of March 31, 2012 and December 31, 2011, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At March 31, 2012, $23,302 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At March 31, 2012 and December 31, 2011, no excess Refco related recoveries were payable to redeemed limited partners.

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

Note 11. Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2012, the statement of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2012, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2012 and 2011. The results of operation for three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 12. Subsequent Events:

Subsequent to March 31, 2012, there were $20,000 of contributions and withdrawals totaled approximately $1,666,670.

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

At March 31, 2012 and December 31, 2011, the Partnership’s net assets were $33,732,895 and $34,885,591, respectively.

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net Revenues
Realized net trading gains	$1,351,882	$6,979,144
Unrealized trading gains (losses)	477,292	(2,215,838)
Interest income	10,133	18,994
Commissions	(20,810)	(24,464)
Other income	—	5,435

Total Net Revenues	$1,818,497	$4,763,271

Operating Expenses
Management fees	88,757	127,132
Administrative fees and other expenses	190,947	212,320

Total Operating Expenses	279,704	339,452

Net Income	$1,538,793	$4,423,819

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2012

The Partnership posted a gain of 3.16% in January. The performance for all of the Index’s sectors was positive. The metals, agriculture and energy sectors posted gains of 2.62%, .40% and .35%, respectively. The best performing commodities this month were tin, silver, rubber, orange juice and zinc. The highest grossing commodities were brent crude, aluminum, silver, copper and gold.

The Partnership posted a gain of 4.13% in February. The performance for all of the Index’s sectors was positive. The energy, agriculture and metals sectors posted gains of 3.65%, .56% and .22%, respectively. The best performing commodities this month were brent crude, soybean meal, canola, soybeans and light crude. The highest grossing commodities were light crude, brent crude, soybeans, RBOB gasoline and sugar.

The Partnership posted a net loss of -2.84% in March. The performance for all of the Index’s sectors was negative. The agriculture, metals and energy sectors posted losses of -1.29%, -1.01% and -.26%, respectively. The best performing commodities this month were soybean meal, oats, canola, Euro rapeseed and soybeans. The highest grossing commodities were soybeans, brent crude, cotton, soybean meal and canola.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2012 (unaudited) and December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s disclosure controls and procedures with respect to the Partnership as of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is being filed and have concluded that Beeland Management has effective disclosure controls and procedures to ensure that material information relating to the Partnership is made known to them by others within Beeland Management, particularly during the period in which this quarterly report is being prepared. There have been no significant changes in Beeland Management’s internal controls over financial reporting with respect to the Partnership that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Beeland Management’s internal controls over financial reporting with respect to the Partnership.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2012:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2012	(3,462.96)	$174.91
February 29, 2012	(3,833.09)	$182.13
March 31, 2012	(8,113.39)	$176.97

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2012	(6.18)	$172.20
February 29, 2012	—	$179.29
March 31, 2012	(5.51)	$174.20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

101.00	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2012, filed with the SEC on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Financial Condition as of March 31, 2012 (unaudited) and December 31, 2011, (ii) the Condensed Schedule of Investments as of March 31, 2012 (unaudited) and December 31, 2011 (iii) the Unaudited Statements of Operations for the three months ended March 31, 2012 and March 31, 2011, (iii) the Unaudited Statements of Changes in Partners’ Capital (Net Assets) the three months ended March 31, 2012 and March 31, 2011, and (iv) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2012.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P. (Registrant)

By: Beeland Management Company, L.L.C. General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III Managing Member (Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman Managing Member (Principal Financial and Accounting Officer)