Form 10-Q
period 2012-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2012-08-13
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	June 30, 2012	December 31, 2011
ASSETS

Equity in broker trading accounts:
Cash at brokers	$4,254,543	$5,387,385
Unrealized gain/(loss) on open futures contracts, net	684,444	(860,221)

Total equity in brokers trading accounts	4,938,987	4,527,164

U.S. Government securities, at fair value	20,874,428	27,673,158
Cash and cash equivalents	827,708	2,899,515
Receivable from MF Global (Note 4)	1,841,003	1,825,854

Total assets	$28,482,126	$36,925,691

LIABILITIES

Brokerage commissions payable	$4,356	$4,357
Accrued management fees – General Partner	22,621	31,147
Administrative and other fees payable	142,902	214,855
Subscriptions received in advance	135,380	—
Withdrawals payable	1,051,038	1,789,741

Total liabilities	1,356,297	2,040,100

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	27,125,829	34,885,591

Total liabilities and partners’ capital (net assets)	$28,482,126	$36,925,691

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of June 30, 2012 (Unaudited)

U.S. Government securities:		Percent of Partners’ Capital
(total cost - $20,874,428)	Fair Value	(Net Assets)
U.S. Treasury Bills due 7/12/2012 at 0.09%, principal amount $2,000,000	$1,999,942	7.37%
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,000	1,999,915	7.37
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,399,553	12.53
U.S. Treasury Bills due 9/20/2012 at 0.09%, principal amount $2,100,000	2,099,570	7.74
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	999,703	3.69
U.S. Treasury Bills due 10/18/2012 at 0.12%, principal amount $2,000,000	1,999,279	7.37
U.S. Treasury Bills due 10/25/2012 at 0.10%, principal amount $1,150,000	1,149,639	4.24
U.S. Treasury Bills due 11/01/2012 at 0.09%, principal amount $1,000,000	999,689	3.69
U.S. Treasury Bills due 11/08/2012 at 0.10%, principal amount $2,500,000	2,499,131	9.21
U.S. Treasury Bills due 11/15/2012 at 0.12%, principal amount $1,330,000	1,329,757	4.90
U.S. Treasury Bills due 12/27/2012 at 0.15%, principal amount $1,250,000	1,249,079	4.60
U.S. Treasury Bills due 02/07/2013 at 0.12%, principal amount $1,150,000	1,149,171	4.24

	$20,874,428	76.95%

	Unrealized Gain (Loss) on Open Long Futures Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$774,851	2.86%
Metals	(5,455)	(0.02)
Energy	351,114	1.29

Total U.S. Futures Positions	1,120,510	4.13

Foreign Futures Positions
Agricultural	32,912	0.12
Metals	(468,978)	(1.73)

Total Foreign Futures Positions	(436,066)	(1.61)

Total Futures Contracts	$684,444	2.52%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2011 (Audited)

U.S. Government securities: (total cost - $27,649,960)	Fair Value	Percent of Partners’ Capital (Net Assets)

U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	$2,509,478	7.19%
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,328,863	6.68
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	3,298,273	9.45
U.S. Treasury Bills due 5/3/2012 at 0.08%, principal amount $4,070,000	4,068,855	11.66
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,678,000	3,675,215	10.54
U.S. Treasury Bills due 6/28/2012 at 0.17%, principal amount $3,300,000	3,297,278	9.45
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,000	1,999,319	5.73
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,398,046	9.74
U.S. Treasury Bills due 9/20/2012 at 0.09%, principal amount $2,100,000	2,098,618	6.02
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	999,213	2.87

	$27,673,158	79.33%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(235,456)	0.68%
Metals	(227,120)	(0.65)
Energy	(181,989)	(0.52)

Total U.S. Futures Positions	(644,565)	(1.85)

Foreign Futures Positions
Agricultural	35,348	0.10
Metals	(251,004)	(0.72)

Total Foreign Futures Positions	(215,656)	(0.62)

Total Futures Contracts	$(860,221)	(2.47%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net trading gains (losses):
Realized	$(4,249,318)	$(1,016,641)	$(2,897,436)	$5,962,503
Change in unrealized	1,067,373	(2,859,700)	1,544,665	(5,075,538)
Commissions	(15,891)	(21,981)	(36,701)	(46,445)

	(3,197,836)	(3,898,322)	(1,389,472)	840,520

Investment income:
Interest income	7,266	18,570	17,399	37,564
Other income		111,297		116,732

	7,266	129,867	17,399	154,296

Expenses:
Management fees – General Partner	77,212	127,438	165,970	254,570
Administrative fees and other expenses	177,423	228,397	368,370	440,717

	254,635	355,835	534,340	695,287

Net investment loss	(247,369)	(225,968)	(516,941)	(540,991)

Net income (loss)	$(3,445,205)	$(4,124,290)	$(1,906,413)	$299,529

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$(18.82)	$(17.18)	$(11.40)	$(0.04)
Limited Partners-Series A	$(18.82)	$(17.18)	$(11.40)	$(0.04)
Limited Partners-Series B	$(18.54)	$(17.61)	$(11.25)	$(0.56)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(59,772)	$(69,328)	$(16,516)	$(168)
Limited Partners-Series A	(3,302,742)	(3,985,943)	(1,837,668)	322,860
Limited Partners-Series B	(82,691)	(69,019)	(52,229)	(23,163)

	$(3,445,205)	$(4,124,290)	$(1,906,413)	$299,529

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591

Contributions	—	—	—	—	429	73,696	73,696	73,696

Net loss	—	(16,516)	—	(1,837,668)	—	(52,229)	(1,889,897)	(1,906,413)

Withdrawals	(1,120)	(200,000)	(33,466)	(5,714,726)	(71)	(12,319)	(5,727,045)	(5,927,045)

Partners’ capital (net assets), June 30, 2012	2,324	$367,506	164,772	$26,058,878	4,493	$699,445	$26,758,323	$27,125,829

Partners’ capital (net assets), December 31, 2010	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841

Contributions	—	—	—	—	2,169	434,652	434,652	434,652

Net income (loss)	—	(168)	—	322,860	—	(23,163)	299,697	299,529

Withdrawals	—	—	(27,110)	(5,512,206)	(31)	(6,645)	(5,518,851)	(5,518,851)

Partners’ capital (net assets), June 30, 2011	4,034	$770,670	228,451	$43,640,580	3,918	$743,921	$44,384,501	$45,155,171

Per unit data	June 30, 2012	June 30, 2011

Net asset value Series A	$158.15	$191.03
Net asset value Series B	$155.67	$189.88
Net asset value General Partner	$158.14	$191.03

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1.	Significant Accounting Policies:

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through June 30, 2012.

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

-During the period, substantially all of the Partnership’s investments were highly liquid;

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 using the fair value hierarchy:

Description	June 30, 2012 Level 1	December 31, 2011 Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$684,444	$(860,221)
U.S. Government securities*	20,874,428	27,673,158
Cash and cash equivalents
0 Money market funds	636,159	2,409,216

Total assets at fair value	$22,195,031	$29,222,153

*	See condensed schedules of investments for further description.

At June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

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

As of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives June 30, 2012 Fair Value	Liability Derivatives June 30, 2012 Fair Value	Net Derivatives June 30, 2012 Fair Value*

Agricultural	$823,351	$(15,588)	$807,763
Metals	203,732	(678,165)	(474,433)
Energy	357,734	(6,620)	351,114

Totals	$1,384,817	$(700,373)	$684,444

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives December 31, 2011 Fair Value	Liability Derivatives December 31, 2011 Fair Value	Net Derivatives December 31, 2011 Fair Value*

Futures positions:
Agricultural	$191,448	$(391,556)	$(200,108)
Metals	118,572	(596,696)	(478,124)
Energy	11,034	(193,023)	(181,989)

Totals	$321,054	$(1,181,275)	$(860,221)

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3.	Derivative Transactions (Continued):

Trading revenue for the three and six months ended June 30, 2012 and 2011:

Type of Contract	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Agricultural	$(326,544)	$(2,014,464)	$(73,375)	$(1,062,045)
Metals	(636,315)	(243,094)	(8,381)	206,968
Energy	(2,219,086)	(1,618,783)	(1,271,015)	1,742,042

	$(3,181,945)	$(3,876,341)	$(1,352,771)	$886,965

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Line Item in Statements of Operations
Realized	$(4,249,318)	$(1,016,641)	$(2,897,436)	$5,962,503
Change in unrealized	1,067,373	(2,859,700)	1,544,665	(5,075,538)

	$(3,181,945)	$(3,876,341)	$(1,352,771)	$886,965

Trading income is exclusive of brokerage commissions.

For the three and six months ended June 30, 2012 and 2011, the monthly average number of contracts bought and sold was 839, 955, 1,098, and 1,385, respectively.

Note 4.	Receivable from MF Global:

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a bankruptcy led by the Securities Investor Protection Corporation (“SIPC”) of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011, the Partnership held $5,131,353 or approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts held by MF Global Inc., and the true extent of such shortfall remains unknown. Although some assets have been transferred from MF Global Inc. to the Partnership’s new futures commission merchant, ADM Investors Services, Inc., as of June 30, 2012, the General Partner believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any. Through June 30, 2012, this receivable was reduced by $2,159,648 comprised of disbursements initiated by the bankruptcy trustee, as well as other trading related activities. The Company has filed appropriate claims with the bankruptcy trustee for remaining amounts due (the MF Global Claim). However, due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, the Partnership recognized a 2.78% (or $1,130,702) loss in 2011 on the MF Global Claim, which is an estimate of the Partnership’s pro-rata share of the projected MF Global Inc. asset shortfall. At June 30, 2012 and December 31, 2011, reflected on the statements of financial condition, the receivable from MF Global Inc. was $1,841,003 and $1,825,854, respectively. The amount of the receivable from MF Global, Inc. increased from December 31, 2011 to June 30, 2012 by $15,149 due to foreign currency conversions recorded in January 2012. The increase is included in the trading gains/losses on the statement of operations as of June 30, 2012.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Management fees – General Partner	$77,212	$127,438	$165,969	$254,570
Administrative fees – Fund Dynamics	18,098	27,658	38,483	55,666
Trailing servicing fees – Uhlmann	48,419	81,715	105,000	163,153
Selling Fees – Uhlmann	480	3,811	1,504	8,639

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 6.	Partnership Capital and Withdrawals:

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

Concentration of Credit Risk - The Partnership clears all of its futures trades through one clearing broker, ADM Investor Services, Inc. In the event this counterparty does not fulfill its obligations, the Partnership may be exposed to risk. This risk of default depends on the creditworthiness of the counterparties to these transactions.

The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its cash management activities. In the event of a financial institution’s insolvency, recovery of the Partnership’s assets on deposit may be limited to the amount of insurance or other protection afforded such deposits.

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8.	Financial Highlights:

Financial highlights for limited partners for the three and six months ended June 30, 2012 and 2011 are as follows:

Per Unit Performance
	Series A Three months ended June 30, 2012	Series B Three months ended June 30, 2012	Series A Three months ended June 30, 2011	Series B Three months ended June 30, 2011
Net asset value per unit at the beginning of the period	$176.97	$174.20	$208.21	$207.49
Income (loss) from operations:
Net trading losses	(17.44)	(17.17)	(16.25)	(16.14)
Investment income:	0.04	0.04	0.53	0.08

Expenses:	(1.42)	(1.40)	(1.46)	(1.55)

Net investment loss	(1.38)	(1.36)	(0.93)	(1.47)

Net loss per unit	(18.82)	(18.53)	(17.18)	(17.61)

Net asset value per unit at the end of the period	$158.15	$155.67	$191.03	$189.88

Per Unit Performance
	Series A Six months ended June 30, 2012	Series B Six months ended June 30, 2012	Series A Six months ended June 30, 2011	Series B Six months ended June 30, 2011
Net asset value per unit at the beginning of the period	$169.55	$166.92	$191.07	$190.44
Income (loss) from operations:
Net trading gains (losses)	(8.67)	(8.54)	2.12	2.30
Investment income:	0.09	0.09	0.63	0.16

Expenses:	(2.82)	(2.80)	(2.79)	(3.02)

Net investment loss	(2.73)	(2.71)	(2.16)	(2.86)

Net loss per unit	(11.40)	(11.25)	(0.04)	(0.56)

Net asset value per unit at the end of the period	$158.15	$155.67	$191.03	$189.88

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

	Series A Three months ended June 30, 2012	Series B Three months ended June 30, 2012	Series A Three months ended June 30, 2011	Series B Three months ended June 30, 2011
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.32%)	(3.32%)	(1.81%)	(2.89%)

Ratio of expenses to average partners’ capital (net assets) (1)(2)	3.40%	3.40%	2.87%	3.05%

Total return (3)	(10.63%)	(10.64%)	(8.25%)	(8.49%)

	Series A Six months ended June 30, 2012	Series B Six months ended June 30, 2012	Series A Six months ended June 30, 2011	Series B Six months ended June 30, 2011
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.20%)	(3.23%)	(2.15%)	(2.84%)

Ratio of expenses to average partners’ capital (net assets) (1)(2)	3.31%	3.34%	2.78%	3.00%

Total return (3)	(6.72%)	(6.74%)	(.02%)	(.29%)

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

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of June 30, 2012, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $4.8 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 9.	Litigation (Continued):

October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $1,065,000 for the year ended December 31, 2011. No excess distributions have been made in 2012. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and James B. Rogers approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and James B. Rogers defending against suits related to the Refco Bankruptcy in 2010 and 2009. There are no fees due under these arrangements as of June 30, 2012 and December 31, 2011, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At June 30, 2012, $23,302 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At June 30, 2012 and December 31, 2011, no excess Refco related recoveries were payable to redeemed limited partners.

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

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2012, the statement of operations and changes in partners’ capital (net assets) for the six months ended June 30, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2012, results of operations and changes in partner’s capital (net assets) for the three and six months ended June 30, 2012 and 2011. The results of operation for three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 12.	Subsequent Events:

Subsequent to June 30, 2012, there were $220,000 of contributions and withdrawals totaled approximately $509,070.

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

At June 30, 2012 and December 31, 2011, the Partnership’s net assets were $27,125,829 and $34,885,591, respectively.

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Net Revenues
Realized net trading gains	$(4,249,318)	$(1,016,641)	$(2,897,436)	$5,962,503
Unrealized trading gains (losses)	1,067,373	(2,859,700)	1,544,665	(5,075,538)
Interest income	7,266	18,570	17,399	37,564
Commissions	(15,891)	(21,981)	(36,701)	(46,445)
Other income	—	111,297	—	116,732

Total Net Revenues	(3,190,570)	(3,768,455)	(1,372,073)	994,816

Operating Expenses
Management fees	77,212	127,438	165,970	254,570
Administrative fees and other expenses	177,423	228,397	368,370	440,717

Total Operating Expenses	254,635	355,835	534,339	695,287

Net Income	$(3,445,205)	$(4,124,290)	$(1,906,413)	$299,529

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

The Partnership posted a loss of 2.84% in March. The performance for all of the Index’s sectors was negative. The agriculture, metals and energy sectors posted losses of -1.29%, -1.01% and -.26%, respectively. The best performing commodities this month were soybean meal, oats, canola, Euro rapeseed and soybeans. The highest grossing commodities were soybeans, brent crude, cotton, soybean meal and canola.

The Partnership posted a loss of -0.93% in April. The performance for all of the Index’s sectors was negative. The agriculture, energy, and metals sectors posted losses of -0.58%, -0.09%, and -0.02%, respectively. The best performing commodities this month were soybean meal, soybeans, azuki beans, lumber and lead. The highest grossing commodities were crude oil, soybeans, lead, soybean meal, and zinc.

The Partnership posted a loss of -11.76% in May. The performance for all of the Index’s sectors was negative. The agriculture, energy, and metals sectors posted losses of –2.94%, -6.45%, and -1.97%, respectively. The best performing commodities this month were lean hogs, milling wheat, live cattle, natural gas and KC wheat. The highest grossing commodities were live cattle, natural gas, lean hogs, milling wheat and milk.

The Partnership posted a gain of 2.23% in June. The performance for the Index’s sectors was mixed. The agriculture sector posted a gain of 3.03%, while the energy and metals sectors posted losses of -0.51% and -0.01% respectively. The best performing commodities this month were oats, corn, soybean meal, wheat, and natural gas. The highest grossing commodities were corn, wheat, soybeans, natural gas, and copper.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2012 (unaudited) and December 31, 2011.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2012:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2012	(9,447.62)	$175.32
May 31, 2012	(5,777.56)	$154.70
June 30, 2012	(3,951.52)	$158.15

Series B

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2012	(59.66)	$172.59
May 31, 2012	—	$152.28
June 30, 2012	—	$155.67

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2012.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)