Form 10-Q
period 2012-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2012-11-13
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Statements of Financial Condition as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2012	December 31, 2011
ASSETS
Equity in broker trading accounts:
Cash at brokers	$5,776,823	$5,387,385
Unrealized gain/(loss) on open futures contracts, net	878,273	(860,221)

Total equity in brokers trading accounts	6,655,096	4,527,164

U.S. Government securities, at fair value	19,767,949	27,673,158
Cash and cash equivalents	2,106,875	2,899,515
Receivable from MF Global (Note 4)	2,479,838	1,825,854

Total assets	$31,009,758	$36,925,691

LIABILITIES
Brokerage commissions payable	$4,356	$4,357
Accrued management fees – General Partner	24,506	31,147
Administrative and other fees payable	188,238	214,855
Subscriptions received in advance	52,000	—
Withdrawals payable	726,732	1,789,741

Total liabilities	995,831	2,040,100

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	30,013,927	34,885,591

Total liabilities and partners’ capital (net assets)	$31,009,758	$36,925,691

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2012 (Unaudited)

U.S. Government securities: (total cost - $19,761,454)	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	$999,951	3.33%
U.S. Treasury Bills due 10/18/2012 at 0.12%, principal amount $2,000,000	1,999,882	6.66
U.S. Treasury Bills due 10/25/2012 at 0.10%, principal amount $1,150,000	1,149,923	3.83
U.S. Treasury Bills due 11/01/2012 at 0.09%, principal amount $1,000,000	999,920	3.33
U.S. Treasury Bills due 11/08/2012 at 0.10%, principal amount $2,500,000	2,499,741	8.33
U.S. Treasury Bills due 11/15/2012 at 0.12%, principal amount $1,330,000	1,329,919	4.43
U.S. Treasury Bills due 12/06/2012 at 0.05%, principal amount $2,098,000	2,097,830	6.99
U.S. Treasury Bills due 12/27/2012 at 0.15%, principal amount $1,250,000	1,249,550	4.16
U.S. Treasury Bills due 01/10/2013 at 0.09%, principal amount $2,098,000	2,097,473	6.99
U.S. Treasury Bills due 02/07/2013 at 0.12%, principal amount $1,150,000	1,149,515	3.83
U.S. Treasury Bills due 02/14/2013 at 0.10%, principal amount $2,098,000	2,097,182	6.99
U.S. Treasury Bills due 03/07/2013 at 0.10%, principal amount $2,098,000	2,097,088	6.99

	$19,767,973	65.86%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners’ Capital
	Contracts	(Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$67,068	0.22%
Metals	278,290	0.93
Energy	(34,223)	(0.11)

Total U.S. Futures Positions	311,135	1.04

Foreign Futures Positions
Agricultural	48,778	0.16
Metals	518,360	1.73

Total Foreign Futures Positions	567,138	1.89

Total Futures Contracts	$878,273	2.93%

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net trading gains (losses):
Realized	$2,835,256	$(2,846,170)	$(62,180)	$3,116,333
Change in unrealized	193,829	(2,478,752)	1,738,495	(7,554,290)
Commissions	(13,646)	(18,026)	(50,348)	(64,471)

	3,015,439	(5,342,948)	1,625,967	(4,502,428)

Investment income:
Interest income	5,094	16,484	22,493	54,048
Other income	—	420,046	—	536,778
Gain from MF Global (Note 4)	817,140	—	817,140	—

	822,234	436,530	839,633	590,826

Expenses:
Management fees – General Partner	70,872	112,950	236,841	367,520
Administrative fees and other expenses	169,845	219,126	538,216	659,843

	240,717	332,076	775,057	1,027,363

Net investment gain (loss)	581,517	104,454	64,576	(436,537)

Net income (loss)	$3,596,956	$(5,238,494)	$1,690,543	$(4,938,965)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$21.07	$(22.98)	$9.67	$(23.02)
Limited Partners-Series A	$21.07	$(22.98)	$9.67	$(23.02)
Limited Partners-Series B	$20.72	$(24.42)	$9.47	$(24.98)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$48,664	$(92,703)	$29,914	$(92,871)
Limited Partners-Series A	3,430,079	(5,043,735)	1,594,645	(4,720,875)
Limited Partners-Series B	118,213	(102,056)	65,984	(125,219)

	$3,596,956	$(5,238,494)	$1,690,543	$(4,938,965)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2012 and September 30, 2011(Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591

Contributions	—	—	—	—	2,171	355,231	355,231	355,231

Net income (loss)	—	29,914	—	1,594,645	—	65,984	1,660,629	1,690,543

Withdrawals	(1,134)	(200,000)	(39,170)	(6,697,578)	(117)	(19,860)	(6,717,438)	(6,917,438)

Partners’ capital (net assets), September 30, 2012	2,310	$413,936	159,068	$28,508,339	6,188	$1,091,652	$29,599,991	$30,013,927

Partners’ capital (net assets), December 31, 2010	4,034	$770,838	255,561	$48,829,926	1,780	$339,077	$49,169,003	$49,939,841

Contributions	—	—	—	—	2,440	487,082	487,082	487,082

Net income (loss)	—	(92,871)	—	(4,720,875)	—	(125,219)	(4,846,094)	(4,938,965)

Withdrawals	—	—	(39,185)	(7,747,209)	(218)	(38,530)	(7,785,739)	(7,785,739)

Partners’ capital (net assets), September 30, 2011	4,034	$677,967	216,376	$36,361,842	4,002	$662,410	$37,024,252	$37,702,219

	Sept 30,	Sept 30,
Per unit data	2012	2011
Net asset value Series A	$179.22	$168.05
Net asset value Series B	$176.39	$165.46
Net asset value General Partner	$179.22	$168.05

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2012.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 using the fair value hierarchy:

	September 30, 2012	December 31, 2011
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$878,273	$(860,221)
U.S. Government securities*	19,767,949	27,673,158
Cash and cash equivalents
Money market funds	2,015,122	2,409,216

Total assets at fair value	$22,661,344	$29,222,153

*	See condensed schedules of investments for further description.

The Fund assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between the levels of the fair value hierarchy. There were no transfers among Levels 1, 2 and 3 and there were no Level 2 or 3 assets or liabilities during the periods presented.

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

As of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2012	September 30, 2012	September 30, 2012
	Fair Value	Fair Value	Fair Value*
Agricultural	$259,687	$(143,841)	$115,846
Metals	1,260,179	(463,529)	796,650
Energy	54,535	(88,758)	(34,223)

Totals	$1,574,401	$(696,128)	$878,273

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2011	December 31, 2011	December 31, 2011
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$191,448	$(391,556)	$(200,108)
Metals	118,572	(596,696)	(478,124)
Energy	11,034	(193,023)	(181,989)

Totals	$321,054	$(1,181,275)	$(860,221)

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three and nine months ended September 30, 2012 and 2011:

	Three months ended	Three months ended	Nine months ended	Nine months ended
Type of Contract	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Agricultural	$768,069	$(1,091,966)	$694,694	$(2,154,011)
Metals	1,513,704	(2,750,383)	1,505,323	(2,543,415)
Energy	747,312	(1,482,573)	(523,702)	259,469

	$3,029,085	$(5,324,922)	$1,676,315	$(4,437,957)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Line Item in Statements of Operations
Realized	$2,835,256	$(2,846,170)	$(62,180)	$3,116,333
Change in unrealized	193,829	(2,478,752)	1,738,495	(7,554,290)

	$3,029,085	$(5,324,922)	$1,676,315	$(4,437,957)

Trading income is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2012 and 2011, the monthly average number of contracts bought and sold was 670, 860, 905, and 1070, respectively.

Note 4. Receivable from MF Global:

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global Inc., then the Partnership’s futures commission merchant, filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Securities and Exchange Commission and CFTC agreed that a bankruptcy led by the Securities Investor Protection Corporation (“SIPC”) of MF Global Inc. would be the safest and most prudent course of action to protect customer accounts and assets and SIPC initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011, the Partnership held $5,131,353 or approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. The CFTC has stated that there is a shortfall in customer segregated accounts held by MF Global Inc., and the true extent of such shortfall remains unknown. Through December 31, 2011, this receivable was reduced by $2,174,797 comprised of disbursements initiated by the bankruptcy trustee, as well as other trading related activities. The Company filed appropriate claims with the bankruptcy trustee for remaining amounts due (the MF Global Claim). However, due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, the Partnership recognized a 2.78% (or $1,130,702) loss in 2011 on the MF Global Claim, which was an estimate of the Partnership’s pro-rata share of the projected MF Global Inc. asset shortfall based upon information provided by the bankruptcy trustee as well as independent third party claims to purchase the MF Global claim. At December 31, 2011, the receivable from MF Global Inc. was $1,825,854 on the Statement of Financial Condition.

The amount of the receivable from MF Global, Inc. increased from December 31, 2011 to September 30, 2012 by $15,149 due to foreign currency conversions recorded in January 2012 and a write up of the receivable amount at September 30 of $817,140. The receivable decreased as the result of a distribution from the bankruptcy Trustee of $178,305 in September 2012. The net increase of $653,984 is included as gain from MF Global on the Statement of Operations as of September 30, 2012.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4. Receivable from MF Global (Continued):

The remaining receivable from MF Global Inc. of $2,479,838, as of September 30, 2012 is estimated by management based upon additional information provided and independent third party bids. The Partnership is withholding approximately 5% of the proceeds of redemptions attributable to Partnership assets, for which a loss was not taken and that are encumbered in the MF Global liquidation subject to a claims recovery process to be administered by the liquidation Trustee, pending completion of the MF Global liquidation or the receipt by the Partnership of the full amount of its claims.

Subsequent to September 30, 2012, the Partnership received a distribution from the MF Global trustee of $116,820, and sold the remaining MF Global claim effective November 1, 2012 for $2,445,324.

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Management fees – General Partner	$70,872	$112,950	$236,841	$367,521
Administrative fees – Fund Dynamics	16,829	25,037	55,312	80,702
Trailing servicing fees – Uhlmann	45,206	72,319	150,206	235,472
Selling Fees – Uhlmann	5,746	960	7,250	8,718

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8. Financial Highlights:

Financial highlights for limited partners for the three and nine months ended September 30, 2012 and 2011 are as follows:

Per Unit Performance

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Net asset value per unit at the beginning of the period	$158.15	$155.67	$191.03	$189.88
Income (loss) from operations:
Net trading gains (losses)	17.65	16.77	(23.46)	(23.03)
Investment income:	4.84	5.45	1.92	0.07
Expenses:	(1.42)	(1.50)	(1.44)	(1.46)

Net investment gain (loss)	3.44	(3.95)	0.48	(1.39)

Net gain (loss) per unit	21.07	20.72	(22.98)	(24.42)

Net asset value per unit at the end of the period	$179.22	$176.39	$168.05	$165.46

Per Unit Performance

	Series A	Series B	Series A	Series B
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Net asset value per unit at the beginning of the period
Income (loss) from operations:	$169.55	$166.92	$191.07	$190.44
Net trading gains (losses)	9.36	7.43	(21.25)	(20.71)
Investment income:	4.54	6.30	2.46	0.23
Expenses:	(4.23)	(4.26)	(4.23)	(4.50)

Net investment gain (loss)	0.31	2.04	(1.77)	(4.27)

Net gain (loss) per unit	9.67	9.47	(23.02)	(24.98)

Net asset value per unit at the end of the period	$179.22	$176.39	$168.05	$165.46

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	7.32%	9.40%	1.03%	(3.00%)
Ratio of expenses to average partners’ capital (net assets) (1)(2)	(3.04%)	(3.56%)	3.07%	3.15%
Total return (3)	13.32%	13.31%	(12.03%)	(12.86%)

	Series A	Series B	Series A	Series B
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	0.26%	1.62%	(1.19%)	(2.92%)
Ratio of expenses to average partners’ capital (net assets) (1)(2)	(3.62%)	(3.36%)	2.86%	3.08%
Total return (3)	5.70%	5.67%	(12.05%)	(13.12%)

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 9. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of September 30, 2012, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $4.8 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $1,065,000 for the year ended December 31, 2011. No excess distributions have been made in 2012. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and James B. Rogers approximately $400,000 and $428,000, respectively, from excess recoveries for legal costs incurred by the General Partner and James B. Rogers defending against suits related to the Refco Bankruptcy in 2010 and 2009. There are no fees due under these arrangements as of September 30, 2012 and December 31, 2011, respectively.

The Partnership has reserved $30,000 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At September 30, 2012, $23,302 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At September 30, 2012 and December 31, 2011, no excess Refco related recoveries were payable to redeemed limited partners.

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

Note 11. Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2012, the statement of operations and changes in partners’ capital (net assets) for the nine months ended September 30, 2012 and 2011 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2012, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2012 and 2011. The results of operation for three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 12. Subsequent Events:

Subsequent to September 30, 2012, there were $82,474 of contributions and withdrawals totaled approximately $807,071.

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

At September 30, 2012 and December 31, 2011, the Partnership’s net assets were $30,013,927 and $34,885,591, respectively.

	Three months ended Sept 30, 2012	Three months ended Sept 30, 2011	Nine months ended Sept 30, 2012	Nine months ended Sept 30, 2011
Net Revenues
Realized net trading gains	$2,835,256	$(2,846,170)	$(68,824)	$3,116,333
Unrealized trading gains (losses)	193,829	(2,478,752)	1,738,495	(7,554,290)
Interest income	5,094	16,484	22,493	54,048
Commissions	(13,646)	(18,026)	(43,704)	(64,471)
Other income	817,140	420,046	817,140	536,778

Total Net Revenues	3,837,673	(4,906,418)	2,465,600	(3,911,602)

Operating Expenses
Management fees	70,872	112,950	236,841	367,520
Administrative fees and other expenses	169,845	219,126	538,216	659,843

Total Operating Expenses	240,717	332,076	775,057	1,027,363

Net Income	$3,596,956	$(5,238,494)	$1,690,543	$(4,938,965)

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

The Partnership posted a loss of -0.93% in April. The performance for all of the Index’s sectors was negative. The agriculture, energy, and metals sectors posted losses of -0.58%, -0.09%, and -0.02%, respectively. The best performing commodities last month were soybean meal, soybeans, azuki beans, lumber and lead. The highest grossing commodities were crude oil, soybeans, lead, soybean meal, and zinc.

The Partnership posted a loss of -11.76% in May. The performance for all of the Index’s sectors was negative. The agriculture, energy, and metals sectors posted losses of –2.94%, -6.45%, and -1.97%, respectively. The best performing commodities last month were lean hogs, milling wheat, live cattle, natural gas and KC wheat. The highest grossing commodities were live cattle, natural gas, lean hogs, milling wheat and milk.

The Partnership posted a gain of 2.23% in June. The performance for the Index’s sectors was mixed. The agriculture sector posted a gain of 3.03%, while the energy and metals sectors posted losses of -0.51% and -0.01% respectively. The best performing commodities last month were oats, corn, soybean meal, wheat, and natural gas. The highest grossing commodities were corn, wheat, soybeans, natural gas, and copper.

The Partnership posted a gain of 5.49% in July. The performance for the Index’s sectors was mixed. The agriculture and energy sectors posted gains of 3.45% and 2.60% respectively, while the metals sector posted a loss of -0.23%. The best performing commodities last month were corn, soybean meal, KC wheat, wheat and soybeans. The highest grossing commodities were corn, brent crude, wheat, light crude, and soybeans.

The Partnership posted a gain of 4.45% in August. The performance for the Index’s sectors was all positive. The agriculture, energy, and metals sectors posted gains of 0.34%, 3.70%, and 0.67%, respectively. The best performing commodities last month were RBOB gasoline, silver, heating oil, gas oil, and brent crude. The highest grossing commodities were light crude, brent crude, RBOB gasoline, cotton, and silver.

The Partnership posted a gain of 2.85% in September. The performance for the Index’s sectors was mixed. The agriculture and energy sectors posted losses of 0.97% and .82% respectively and the metals sector posted a gain of 2.12%. The best performing commodities last month were rubber, lead, nickel, zinc and natural gas. The highest grossing commodities were aluminum, natural gas, lead, copper and zinc.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2012 (unaudited) and December 31, 2011.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2012:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2012	(2,690.88)	$166.83
August 31, 2012	(1,735.96)	$174.25
September 30, 2012	(1,291.34)	$179.22

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2012	(45.93)	$164.20
August 31, 2012	—	$171.50
September 30, 2012	—	$176.39

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2012, filed with the SEC on November 13, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Unaudited Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011, (iii) the Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2012 and September 30, 2011, (iv) the Unaudited Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2012 and September 30, 2011 and (v) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2012.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)