Form 10-K
period 2012-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2013-03-29
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Partnership originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) to register $200 million of units of limited partnership interest (the “Series A units”), which registration statement became effective in January 2001. The Partnership’s initial offering period was held during fiscal year 2001. The Series A units were initially offered for sale at a fixed price of $100 per unit. An initial closing was held after a minimum of 50,000 units in subscriptions was received.

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the Partnership’s futures commission merchant and were used to acquire a portfolio of futures positions, consistent with the Partnership’s trading policies, as well as U.S. Government obligations.

The Partnership subsequently filed an additional registration statement with the SEC to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2013.

Effective September 22, 2010, the Partnership filed an additional registration statement with the SEC to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”). A total of $1,280,078 of Series B units have been sold to the public as of March 1, 2013. Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units do not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates.

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

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”). The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future. Funds for its business are obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading. As of December 31, 2012, the Partnership was offering only Series B units for sale.

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

ADM Investor Services, Inc. (“ADMIS”) acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc., related to Beeland Management through common management, acts as introducing broker for the Partnership. The Partnership is open-ended and may offer Series B units at the net asset value per Series B unit as of the first day of each month. Unit holders of Series A and B units normally may be redeemed upon 6 business days written notice to the Partnership’s general partner.

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). National Futures Association (the “NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.” The CEA requires commodity pool operators and commodity trading advisors, such as Beeland Management, and commodity brokers or futures commission merchants and introducing brokers, such as ADMIS and The Price Futures Group, Inc. to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of Beeland Management as a commodity pool operator or a commodity trading advisor were terminated or suspended, Beeland Management would be unable to continue to manage the business of the Partnership. Should Beeland Management’s registration be suspended, termination of the Partnership might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. In November 2011, the CFTC finalized rules for a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts. However, this rule was vacated by court action. The CFTC has appealed the court’s action and the outcome of the appeal, or whether the CFTC will repropose the rule, is uncertain. If the CFTC rule (without the defects troubling the court) becomes effective, Beeland Management believes that the limits, once compliance is required, will be sufficiently large that they should not restrict the Partnership’s ability to replicate the Index.

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

(b) Holders. There were approximately 811 Series A and 58 Series B Limited Partners at March 1, 2013.

(c) Dividends. The Fund has not paid any dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. There are no securities authorized for issuance under equity compensation plans.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. There have been no sales of unregistered securities of the Partnership during 2012. A total of $1,280,078 of Series B units has been sold to the public as of March 1, 2013.

(f) Issuer Purchases of Equity Securities. Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit. The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of 2012:

Series A

		Redemption Date
Month	Units Redeemed	NAV per Unit
October 31, 2012	4,330.01	172.05
November 30, 2012	1,717.01	174.66
December 31, 2012	12,592.57	173.18

Series B

		Redemption Date
Month	Units Redeemed	NAV per Unit
October 31, 2012	70.85	168.86
November 30, 2012	2.33	171.41
December 31, 2012	105.46	169.39

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership will raise additional capital only through the sale of units of limited partnership interest. At December 31, 2012, the Partnership was offering only Series B units for sale. The Partnership does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Trading in forward or other over the counter contracts introduces a possible further impact on liquidity. Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments. Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so. During its operations through December 31, 2012, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

As described more fully below under “Results of Operations” for 2012, as of November 1, 2012, the Partnership no longer has exposure to the bankruptcy of MF Global Holdings Ltd. and liquidation of MF Global Inc.

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

At December 31, 2012 and 2011, the Partnership’s net assets were $25,770,284 and $34,885,591, respectively.

	Year ended 2012	Year ended 2011
Net Revenues
Realized net trading gain (loss)	$(156,007)	$1,357,010
Change in unrealized net trading gain	810,099	(3,985,745)
Interest income	34,388	66,249
Other income	166,545	536,778
Recovery (Loss) from MF Global	899,346	(1,130,702)

Total Net Revenues	$1,754,371	$(3,156,410)

Operating Expenses
Brokerage commissions	$66,071	$81,722
Management fees	308,768	462,368
Administrative and other fees	709,030	858,136

Total Operating Expenses	$1,083,869	$1,402,226

2012

During 2012, the Index and the Partnership experienced positive performance. The Index can be categorized into three sectors: agriculture, energy and metals. During 2012, the performance of the Index’s sectors was all positive. Metals led the sectors with a positive increase of 1.60% while agriculture and energy sectors posted increases of 0.92% and 0.13%, respectively. The Index returned 2.03% while the Partnership returned 2.12%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level, but primarily due to the gain of 3.02% recognized by the Partnership as it related to the sale of the MF Global claim. In connection with the October 31, 2011, bankruptcy of MF Global Holdings Ltd. and the SIPC led liquidation of MF Global Inc. (“MF Global”), then the Partnership’s futures commission merchant, the Partnership received $ 295,025 in distributions from the MF Global bankruptcy trustee during 2012. At September 30, 2012, the Partnership wrote up the value of its MF Global bankruptcy claims by $817,140, based on information received regarding independent third party bids for the claims. Due to uncertainties surrounding the eventual timing and recovery amounts available through the MF Global bankruptcy process, in October 2012, Beeland Management concluded that selling the Partnership’s bankruptcy claims was in the best interest of the Partnership and its investors. Accordingly, the Partnership sold its claims on November 1, 2012, recognizing an additional $82,206 in income as of October 31, 2012, to write up the claims to the final sale amount. Income recognized from each of the September 30, 2012 and October 31, 2012 write-ups was allocated to the investors in the Partnership in the month in which each such event occurred, and, as of November 1, 2012, the Partnership has had no further involvement with MF Global or the MF Global bankruptcy. The final net loss sustained by the Partnership related to the MF Global bankruptcy, after the sale of the MF Global claims, was $231,356.

The Partnership had capital contributions in 2012 totaling $437,705. The total capital withdrawals in 2012 were $10,223,514.

2011

During 2011, the Index and the Partnership experienced negative performance. The performance of the Index, and thus the Partnership, reflected the uncertainty of the world economy as some European nations risked financial default. The combination of the European debt crisis and the failure of MF Global in the fourth quarter of 2011, were contributing factors to the price of agriculture and metals commodities.

The Index can be categorized into three sectors: agriculture, energy and metals. During 2011, the performance of the Index’s sectors was mixed. Energy led the sectors with a positive increase of 4.02% while agriculture and metals sectors posted losses of (15.49%) and (15.99%), respectively. The Index returned (6.93%) while the Partnership returned (11.26%). Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level, but primarily due to the loss of (2.78%) taken by the Partnership as it related to estimated uncollectable assets held at MF Global.

On October 31, 2011, MF Global Holdings Ltd., the parent company of MF Global, then the Partnership’s futures commission merchant, filed for bankruptcy under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Southern District of New York. On October 31, 2011, MF Global reported an unprecedented potential deficiency in customer segregated assets and the SEC and CFTC determined that the most prudent course to protect customer accounts and assets would be an immediate SIPC-led liquidation of MF Global. As of October 31, 2011, $5,131,353 or approximately 12.6% of the Partnership’s assets were held on deposit in customer segregated and secured accounts at MF Global. In a statement dated November 21, 2011, the Trustee for the liquidation of MF Global stated that he believes there is at least a $1.2 billion deficiency in customer segregated assets at MF Global. Based on this estimate, Beeland Management determined that the Partnership take a loss of 2.78% (or $1,130,702) of the Partnership’s total net assets, representing the Partnership’s pro rata share of the Trustee’s estimated deficiency in customer segregated assets at MF Global. This loss was reflected in October 2011 performance for the Partnership. Although some assets have been transferred from MF Global to the Partnership’s new futures commission merchant, ADMIS, as of December 31, 2011, Beeland Management believes that a portion of the Partnership’s assets are, and may remain for some time, illiquid, but does not have sufficient information to estimate accurately how long such assets may be unavailable to the Partnership or the percentage of assets that may not be recovered, if any.

The Partnership had capital contributions in 2011 totaling $509,622. The total capital withdrawals in 2011 were $11,005,236.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, forwards, and other over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2012 and 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of The Rogers International Raw Materials Fund, L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2012 and 2011, and the related statements of operations and changes in partners’ capital (net assets) for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2012 and 2011, and the results of its operations for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois March 29, 2013

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

	2012	2011
ASSETS
Equity in broker trading accounts:
Cash at brokers	$5,669,131	$5,387,385
Unrealized (loss) on open futures contracts, net	(50,123)	(860,221)

Total equity in brokers trading accounts	5,619,008	4,527,164
U.S. Government securities, at fair value	19,441,749	27,673,158
Cash and cash equivalents	3,643,786	2,899,515
Receivable from MF Global (Note 4)	—	1,825,854

Total assets	$28,704,543	$36,925,691

LIABILITIES
Brokerage commissions payable	$4,357	$4,357
Accrued management fees—General Partner	23,510	31,147
Administrative and other fees payable	249,876	214,855
Withdrawals payable	2,656,516	1,789,741

Total liabilities	2,934,259	2,040,100
PARTNERS’ CAPITAL (NET ASSETS)
Partners’ capital (net assets)	25,770,284	34,885,591

Total liabilities and partners’ capital (net assets)	$28,704,543	$36,925,691

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities:
(total cost—$19,437,729)
U.S. Treasury Bills due 1/10/2013 at 0.09%, principal amount $2,100,000	$2,097,948	8.14%
U.S. Treasury Bills due 2/7/2013 at 0.12%, principal amount $1,150,000	1,149,858	4.46
U.S. Treasury Bills due 2/14/2013 at 0.1%, principal amount $2,100,000	2,097,741	8.14
U.S. Treasury Bills due 2/14/2013 at 0.05%, principal amount $1,500,000	1,499,917	5.82
U.S. Treasury Bills due 2/14/2013 at 0.04%, principal amount $800,000	799,964	3.10
U.S. Treasury Bills due 3/07/2013 at 0.1%, principal amount $2,100,000	2,097,619	8.14
U.S. Treasury Bills due 3/07/2013 at 0.06%, principal amount $4,000,000	3,999,596	15.52
U.S. Treasury Bills due 3/14/2013 at 0.06%, principal amount $1,500,000	1,499,811	5.82
U.S. Treasury Bills due 3/14/2013 at 0.04%, principal amount $800,000	799,936	3.10
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $1,500,000	1,499,678	5.82
U.S. Treasury Bills due 4/18/2013 at 0.05%, principal amount $900,000	899,875	3.49
U.S. Treasury Bills due 5/02/2013 at 0.06%, principal amount $1,000,000	999,806	3.88

	$19,441,749	75.44%

	Unrealized Gain (Loss) on Open Long	Percent of Partners’ Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(337,574)	(1.31%)
Metals	(44,370)	(0.17)
Energy	43,440	0.17

Total U.S. Futures Positions	(338,504)	(1.31)

Foreign Futures Positions
Agricultural	(502)	(0.00)
Metals	288,883	1.12

Total Foreign Futures Positions	288,381	1.12

Total Futures Contracts	$(50,123)	(0.19%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2011

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities:
(total cost—$27,649,960)
U.S. Treasury Bills due 2/9/2012 at 0.19%, principal amount $2,510,000	$2,509,478	7.19%
U.S. Treasury Bills due 3/8/2012 at 0.26%, principal amount $2,330,000	2,328,863	6.68
U.S. Treasury Bills due 4/5/2012 at 0.20%, principal amount $3,300,000	3,298,273	9.45
U.S. Treasury Bills due 5/3/2012 at 0.08%, principal amount $4,070,000	4,068,855	11.66
U.S. Treasury Bills due 5/31/2012 at 0.18%, principal amount $3,678,000	3,675,215	10.54
U.S. Treasury Bills due 6/28/2012 at 0.17%, principal amount $3,300,000	3,297,278	9.45
U.S. Treasury Bills due 7/26/2012 at 0.06%, principal amount $2,000,00	1,999,319	5.73
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $3,400,000	3,398,046	9.74
U.S. Treasury Bills due 8/23/2012 at 0.09%, principal amount $2,100,000	2,098,618	6.02
U.S. Treasury Bills due 10/18/2012 at 0.10%, principal amount $1,000,000	999,213	2.87

	$27,673,158	79.33%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(235,456)	(0.68%)
Metals	(227,120)	(0.65)
Energy	(181,989)	(0.52)

Total U.S. Futures Positions	(644,565)	(1.85)

Foreign Futures Positions
Agricultural	35,348	0.10
Metals	(251,004)	(0.72)

Total Foreign Futures Positions	(215,656)	(0.62)

Total Futures Contracts	$(860,221)	(2.47%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF OPERATIONS

For the years ended December 31, 2012 and 2011

	2012	2011
Net trading gains (losses):
Realized	$(156,007)	$1,357,010
Change in unrealized	810,099	(3,985,745)
Commissions	(66,071)	(81,722)

	588,021	(2,710,457)

Investment income (loss):
Interest income	34,388	66,249
Other income	166,545	536,778
MF Global Recovery (Loss) (Note 4)	899,346	(1,130,702)

	1,100,279	(527,675)

Expenses:
Management fees – General Partner	308,768	462,368
Administrative and other fees	709,030	858,136

	1,017,798	1,320,504

Net investment income (loss)	82,481	(1,848,179)

Net income (loss)	$670,502	$(4,558,636)

Net increase (decrease) in NAV per GP and LP unit for the year:
General Partner	$3.63	$(21.52)
Limited Partners-Series A	$3.63	$(21.52)
Limited Partners-Series B	$2.47	$(23.52)
Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):
General Partner	$15,973	$(86,816)
Limited Partners-Series A	633,820	(4,351,948)
Limited Partners-Series B	20,709	(119,872)

	$670,502	$(4,558,636)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)

For the years ended December 31, 2012 and 2011

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), January 1, 2011	4,034	$770,838	255,561	$48,829,926	1,780	339,077	$49,169,003	$49,939,841
Contributions	—	—	—	—	2,573	509,622	509,622	509,622
Net loss	—	(86,816)	—	(4,351,948)	—	(119,872)	(4,471,820)	(4,558,636)
Withdrawals	(590)	(100,000)	(57,323)	(10,866,706)	(218)	(38,530)	(10,905,236)	(11,005,236)

Partners’ capital (net assets), December 31, 2011	3,444	584,022	198,238	33,611,272	4,135	690,297	34,301,569	34,885,591
Contributions	—	—	—	—	2,646	437,705	437,705	437,705
Net income	—	15,973	—	633,820	—	20,709	654,529	670,502
Withdrawals	(1,712)	(300,000)	(57,232)	(9,873,426)	(296)	(50,088)	(9,923,514)	(10,223,514)

Partners’ capital (net assets), December 31, 2012	1,732	$299,995	141,006	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284

	2012	2011
Per unit data
Net asset value Series A	$173.18	$169.55
Net asset value Series B	$169.39	$166.92
Net asset value General Partner	$173.18	$169.55

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2012.

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

Statement of Cash Flows: The Partnership has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

•	During the years, substantially all of the Partnership’s investments were highly liquid;

•	Substantially all of the Partnership’s investments are carried at fair value;

•	The Partnership had little or no debt during the years;

•	The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

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

Note 2. Fair Value of Financial Instruments (continued):

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 using the fair value hierarchy:

	2012	2011
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain/ (loss) on open futures contracts, net*	$(50,123)	$(860,221)
U.S. Government securities*	19,441,749	27,673,158
Cash and cash equivalents:
Money market funds	3,112,326	2,409,216

	$22,503,952	$29,222,153

*	See the condensed schedule of investments for further description.

During the years ended December 31, 2012 and 2011, there were no Level 2 or Level 3 assets or liabilities.

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2012 and 2011.

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

As of and for the years ended December 31, 2012 and 2011, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2012	December 31, 2012	December 31, 2012
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$104,776	$(442,852)	$(338,076)
Metals	394,948	(150,435)	244,513
Energy	83,364	(39,924)	43,440

	$583,088	$(633,211)	$(50,123)

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2011	December 31, 2011	December 31, 2011
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$191,448	$(391,556)	$(200,108)
Metals	118,572	(596,696)	(478,124)
Energy	11,034	(193,023)	(181,989)

	$321,054	$(1,181,275)	$(860,221)

*	The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Note 3. Derivative Transactions (continued):

Trading gains and losses** for the years ended December 31, 2012 and 2011:

Type of Instrument	12/31/2012	12/31/2011
Futures positions:
Agricultural	$121,961	$(2,348,630)
Metal	512,435	(2,626,848)
Energy	38,907	2,349,560

	$673,303	$(2,625,918)

Line Item in Statement of Operations
Realized	$(136,796)	$1,359,827
Change in unrealized	810,099	(3,985,745)

	$673,303	$(2,625,918)

**	Trading gains and losses is exclusive of brokerage commissions and gains (losses) from foreign currency conversion.

For the years ended December 31, 2012 and 2011, the monthly average number of contracts bought and sold was 819 and 1,046, respectively.

Note 4. MF Global Bankruptcy:

On October 31, 2011, MF Global Inc., the Partnership’s clearing broker at that time (“MF Global”), reported to the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced. As of October 31, 2011, the Partnership held $5,131,353 or approximately 12.6% of partners’ capital in customer segregated and secured accounts at MF Global Inc. on deposit as required to support futures positions. The majority of the Partnership’s assets were then, and are now, held in bank custody accounts.

Through December 31, 2011, this receivable was reduced by $2,174,797 comprised of disbursements initiated by the bankruptcy trustee, as well as other trading related activities. The Partnership filed appropriate claims with the bankruptcy trustee for remaining amounts due (the MF Global Claim). However, due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, the Partnership recognized a 2.78% (or $1,130,702) loss on the MF Global Claim, which was an estimate of the Partnership’s pro-rata share of the projected MF Global asset shortfall. This loss is reflected as Loss on MF Global on the statement of operations.

The Partnership received $295,025 in distributions from the MF Global bankruptcy trustee during 2012. At September 30, 2012, the Partnership wrote up the value of its MF Global bankruptcy claims by $817,140, based on information received regarding independent third party bids for the claims. Due to uncertainties surrounding the eventual timing and recovery amounts available through the MF Global bankruptcy process, in October 2012, the General Partner concluded that selling the Partnership’s bankruptcy claims was in the best interest of the Partnership and its investors. Accordingly, the Partnership sold its claims on November 1, 2012, recognizing an additional $82,206 in income as of October 31, 2012, to write up the claims to the final sale amount. Income recognized from each of the September 30, 2012 and October 31, 2012 write-ups was allocated to the investors in the Partnership in the month in which each such event occurred, and, as of November 1, 2012, the Partnership has had no further involvement with MF Global or the MF Global bankruptcy. The final net loss sustained by the Partnership related to the MF Global bankruptcy, after the sale of the MF Global claims, was $231,356.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner through common management, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) were charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“Price Futures”), a related party to the General Partner through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to Price Futures, by the clearing broker.

Fund Dynamics, LLC, an affiliate of the General Partner through common management, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	2012	2011
Management fees—General Partner	$308,768	$462,368
Administrative fees—Fund Dynamics	72,011	102,601
Trailing servicing fees—Uhlmann	195,743	295,145
Selling Fees—Uhlmann	8,933	10,169

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

Note 8. Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2012 and 2011 are as follows:

Per Unit Performance

	Series A 2012	Series B 2012	Series A 2011	Series B 2011
Net asset value per unit at the beginning of the period	$169.55	$166.92	$191.07	$190.44

Income (loss) from operations:
Net trading gains (losses)	3.17	1.75	(13.74)	(12.25)

Investment income (loss)	6.20	6.51	(2.19)	(5.44)
Expenses:	(5.74)	(5.79)	(5.59)	(5.83)

Net investment gain (loss)	0.46	0.72	(7.78)	(11.27)

Net income (loss) per unit	3.63	2.47	(21.52)	(23.52)

Net asset value per unit at the end of the period	$173.18	$169.39	$169.55	$166.92

	Series A 2012	Series B 2012	Series A 2011	Series B 2011
Ratio of net investment income (loss) to average partners’ capital (net assets)	0.27%	0.43%	(4.05%)	(5.99%)
Ratio of expenses to average partners’ capital (net assets) (1)	3.34%	3.43%	2.91%	3.10%
Total return	2.14%	1.48%	(11.26%)	(12.35%)

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

Note 9. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of December 31, 2012, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.5 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $0 and $1,065,000 for the years ended December 31, 2012 and 2011, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and Beeland Interests approximately $7,796 and $400,000, respectively, from excess recoveries for legal costs incurred by the General Partner and Beeland Interests defending against suits related to the Refco Bankruptcy in 2012 and 2011. Beeland Interests, Inc. is the owner and sponsor of the Index.

The Partnership has reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At December 31, 2012, $4,646 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At December 31, 2012 and 2011, $456,561 and $0 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are appropriately included in withdrawals payable for those years ended.

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

Note 11. Subsequent Events:

From January 1, 2013 to March 29, 2013 there were $25,117 contributions to the Partnership and withdrawals from the Partnership totaled $1,119,082.

2. Supplementary Data

Not required.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2012.

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

The officers of Beeland Management are as follows:

Walter Thomas Price III, age 73, is a Managing Member of Beeland Management and is the Chairman of Price Asset Management, Inc. He has been the President and CEO of The Price Futures Group since June 1995. Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker. He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997. At Price Capital Markets, Inc., Mr. Price is ultimately responsible for overseeing all trading decisions. He is a graduate of the University of Texas and is also a licensed FINRA principal and NFA principal. Mr. Price does not hold any ownership interest in Beeland Management.

Allen D. Goodman, age 44, is the chief financial officer of Beeland Management, which he joined in November 2004. From March 2001 through September 2012, Mr. Goodman served as Chief Financial Officer of Price Asset Management, Inc. From January 2000, to March 2001, he served as founder and president of Financial Products, Ltd., a management consulting firm specializing in financial process reengineering. From February 1999 to January 2000, he worked as a management consultant for Via International, preceded by service as a business valuation consultant for BDO Seidman LLP from May 1997 to February 1999. Prior to that, from February 1995 to May 1997, he founded and managed Exclusively Gourmet, Inc., a specialty food and confections brokerage company. Mr. Goodman holds a B.A. degree from the University of Wisconsin and a M.S.A. in Accounting from DePaul University. Mr. Goodman does not hold any ownership interest in Beeland Management.

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

(b) Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C. As general partner, Beeland Management Company, L.L.C. held approximately 1,732 Units in the Partnership as of December 31, 2012, representing approximately 1.16% of the Partnership’s outstanding units as of December 31, 2012.

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

A summary of fees charged or received by related parties to the Partnership during 2012 is as follows:

2012
Management fees—General Partner	$308,768
Administrative fees—Fund Dynamics	72,011
Trailing servicing fees—Uhlmann	195,743
Selling Fees—Uhlmann	8,933

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	Audit Fees. McGladrey LLP (formerly McGladrey & Pullen, LLP) has billed and anticipates billing the Partnership for professional services rendered for each of the last two years ended December 31, 2011 and 2012. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2012	$112,300
2011	$112,300

(2)	Audit-Related Fees. None.

(3)	Tax Fees. McGladrey LLP and RSM McGladrey, Inc. (an entity associated with McGladrey & Pullen, LLP before, December 1, 2011) provides tax compliance services which relate to the preparation of U.S. and applicable state income tax returns.

2012	$35,000
2011	$35,000

(4)	All Other Fees. None.

(5)	The Managing Members of Beeland Management Company, L.L.C. pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor and have determined that the payments made for these services are compatible with maintaining the auditor’s independence.

(6)	Not Applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents filed as a part of the report:

(1)	Financial Statements:

The following are included with the 2012 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

(3)	Exhibits required to be filed by Item 601 of Regulation S-K:

The following exhibits are included herewith.

Designation	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2013.

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

Title with General Partner
Signature		Date

/s/ Walter Thomas Price III	Managing Member	March 29, 2013
Walter Thomas Price III	(Principal Executive Officer)

/s/ Allen D. Goodman	Managing Member	March 29, 2013
Allen D. Goodman	(Principal Financial and Accounting
Officer)

(Being the principal executive officer and the principal financial and accounting officer, and a majority of the Managing Members of Beeland Management Company, L.L.C.)

