Form 10-Q
period 2013-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2013-05-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Statements of Financial Condition as of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2013	December 31, 2012
ASSETS
Equity in broker trading accounts:
Cash at brokers	$5,982,983	$5,669,131
Unrealized loss on open futures contracts, net	(328,926)	(50,123)

Total equity in brokers trading accounts	5,654,057	5,619,008
U.S. Government securities, at fair value	18,646,681	19,441,749
Cash and cash equivalents	462,882	3,643,786

Total assets	$24,763,620	$28,704,543

LIABILITIES
Brokerage commissions payable	$4,356	$4,357
Accrued management fees – General Partner	20,416	23,510
Administrative and other fees payable	181,303	249,876
Withdrawals payable	234,093	2,656,516

Total liabilities	440,168	2,934,259
PARTNERS’ CAPITAL (NET ASSETS)
Partners’ capital (net assets)	24,323,452	25,770,284

Total liabilities and partners’ capital (net assets)	$24,763,620	$28,704,543

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2013 (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners’ Capital (Net Assets)
(total cost—$18,645,189)
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $800,000	799,971	3.29%
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $900,000	899,979	3.70
U.S. Treasury Bills due 5/02/2013 at 0.06%, principal amount $1,000,000	999,949	4.11
U.S. Treasury Bills due 7/25/2013 at 0.03%, principal amount $2,300,000	2,299,772	9.45
U.S. Treasury Bills due 8/22/2013 at 0.07%, principal amount $5,550,000	5,548,521	22.81
U.S. Treasury Bills due 9/12/2013 at 0.04%, principal amount $6,000,000	5,999,058	24.66
U.S. Treasury Bills due 9/19/2013 at 0.06%, principal amount $2,100,000	2,099,431	8.63

	$18,646,681	76.65%

	Unrealized Gain (Loss) on Open Long	Percent of Partners’ Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(191,668)	(.79%)
Metals	(29,955)	(.12)
Energy	282,068	1.16

Total U.S. Futures Positions	60,445	0.25

Foreign Futures Positions
Agricultural	(7,783)	(.03)
Metals	(381,588)	(1.57)

Total Foreign Futures Positions	(389,371)	(1.60)

Total Futures Contracts	$(328,926)	(1.35%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2012 (Audited)

U.S. Government securities:	Fair Value	Percent of Partners’ Capital (Net Assets)
(total cost—$19,437,729)
U.S. Treasury Bills due 1/10/2013 at 0.09%, principal amount $2,100,000	$2,097,948	8.14%
U.S. Treasury Bills due 2/7/2013 at 0.12%, principal amount $1,150,000	1,149,858	4.46
U.S. Treasury Bills due 2/14/2013 at 0.1%, principal amount $2,100,000	2,097,741	8.14
U.S. Treasury Bills due 2/14/2013 at 0.05%, principal amount $1,500,000	1,499,917	5.82
U.S. Treasury Bills due 2/14/2013 at 0.04%, principal amount $800,000	799,964	3.10
U.S. Treasury Bills due 3/07/2013 at 0.1%, principal amount $2,100,000	2,097,619	8.14
U.S. Treasury Bills due 3/07/2013 at 0.06%, principal amount $4,000,000	3,999,596	15.52
U.S. Treasury Bills due 3/14/2013 at 0.06%, principal amount $1,500,000	1,499,811	5.82
U.S. Treasury Bills due 3/14/2013 at 0.04%, principal amount $800,000	799,936	3.10
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $1,500,000	1,499,678	5.82
U.S. Treasury Bills due 4/18/2013 at 0.05%, principal amount $900,000	899,875	3.49
U.S. Treasury Bills due 5/02/2013 at 0.06%, principal amount $1,000,000	999,806	3.88

	$19,441,749	75.43%

	Unrealized Gain (Loss) on Open Long	Percent of Partners’ Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(337,574)	(1.31%)
Metals	(44,370)	(0.17)
Energy	43,440	0.17

Total U.S. Futures Positions	(338,504)	(1.31)

Foreign Futures Positions
Agricultural	(502)	(0.00)
Metals	288,883	1.12

Total Foreign Futures Positions	288,381	1.12

Total Futures Contracts	$(50,123)	(.19%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three months Ended March 31, 2013 and March 31, 2012 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net trading gains (losses):
Realized	$325,401	$1,351,882
Change in unrealized	(278,803)	477,292
Commissions	(12,151)	(20,810)

	34,447	1,808,364

Investment income:
Interest income	3,532	10,133

	3,532	10,133

Expenses:
Management fees – General Partner	63,833	88,757
Administrative fees and other expenses	116,306	190,947

	180,139	279,704

Net investment loss	(176,607)	(269,571)

Net income (loss)	$(142,160)	$1,538,793

Net increase (decrease) in NAV per GP and LP unit:
General Partner	$(1.06)	$7.42
Limited Partners-Series A	$(1.06)	$7.42
Limited Partners-Series B	$(1.06)	$7.28
Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):
General Partner	$(801)	$27,206
Limited Partners-Series A	(134,042)	1,481,124
Limited Partners-Series B	(7,317)	30,463

	$(142,160)	$1,538,793

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2013 and March 31, 2012 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591
Contributions	—	—	—	—	290	50,176	50,176	50,176
Net income	—	27,206	—	1,481,124	—	30,463	1,511,587	1,538,793
Withdrawals	(1,120)	(200,000)	(14,289)	(2,539,642)	(11)	(2,023)	(2,541,665)	(2,741,665)

Partners’ capital (net assets), March 31, 2012	2,324	$411,228	183,949	$32,552,754	4,414	$768,913	$33,321,667	$33,732,895

Partners’ capital (net assets), December 31, 2012	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	25,470,289	25,770,284
Contributions	—	—	—	—	144	25,117	25,117	25,117
Net loss	—	(801)	—	(134,042)	—	(7,317)	(141,359)	(142,160)
Withdrawals	(139)	(25,000)	(7,081)	(1,233,816)	(419)	(70,973)	(1,304,789)	(1,329,789)

Partners’ capital (net assets), March 31, 2013	1,593	$274,194	133,645	$23,003,808	6,210	$1,045,450	$24,049,258	$24,323,452

Per unit data	March 31, 2013	March 31, 2012
Net asset value Series A	$172.13	$176.97
Net asset value Series B	$168.33	$174.20
Net asset value General Partner	$172.13	$176.97

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2013.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 using the fair value hierarchy:

Description	March 31, 2013 Level 1	December 31, 2012 Level 1
Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(328,926)	$(50,123)
U.S. Government securities*	18,646,681	19,441,749
Cash and cash equivalents
Money market funds	154,449	3,112,326

Total assets at fair value	$18,472,204	$22,503,952

*	See condensed schedules of investments for further description.

At March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 there were no Level 2 or Level 3 assets or liabilities. There were no significant transfers between Level 1 and Level 2 assets or liabilities for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2013	March 31, 2013	March 31, 2013
	Fair Value	Fair Value	Fair Value*
Agricultural	$90,094	$(289,545)	$(199,451)
Metals	172,504	(584,047)	(411,543)
Energy	288,785	(6,717)	282,068

Totals	$551,383	$(880,309)	$(328,926)

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives December 31, 2012 Fair Value	Liability Derivatives December 31, 2012 Fair Value	Net Derivatives December 31, 2012 Fair Value*
Futures positions:
Agricultural	$104,776	$(442,852)	$(338,076)
Metals	394,948	(150,435)	244,513
Energy	83,364	(39,924)	43,440

Totals	$583,088	$(633,211)	$(50,123)

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three months ended March 31, 2013 and 2012:

	Three months ended	Three months ended
Type of Contract	March 31, 2013	March 31, 2012
Agricultural	$(146,451)	$253,170
Metals	499,426	627,934
Energy	(306,377)	948,070

	$46,598	$1,829,174

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Line Item in Statements of Operations
Realized	$325,401	$1,351,882
Change in unrealized	(278,803)	477,292

	$46,598	$1,829,174

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2013 and 2012, the monthly average number of contracts bought and sold was 616 and 1,071, respectively.

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

Note 4. Agreements and Related-Party Transactions: (Continued)

Fund Dynamics, LLC, an affiliate of the General Partner through common management, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Management fees – General Partner	$63,833	$88,757
Administrative fees – Fund Dynamics	14,899	20,386
Trailing servicing fees – Uhlmann	45,573	57,486
Selling Fees – Uhlmann	513	1,024

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7. Financial Highlights:

Financial highlights for limited partners for the three months ended March 31, 2013 and 2012 are as follows:

Per Unit Performance

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
Net asset value per unit at the beginning of the period	$173.18	$169.39	$169.55	$166.92
Income (loss) from operations:
Net trading gains (losses)	0.17	0.16	8.77	8.62
Investment income:	0.02	0.02	0.05	0.05
Expenses:	(1.24)	(1.24)	(1.40)	(1.39)

Net investment gain (loss)	(1.22)	(1.22)	(1.35)	(1.34)

Net income (loss) per unit	(1.05)	(1.06)	7.42	7.28

Net asset value per unit at the end of the period	$172.13	$168.33	$176.97	$174.20

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2013	March 31, 2013	March 31, 2012	March 31, 2012
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.91%)	(2.98%)	(3.32%)	(3.32%)
Ratio of expenses to average partners’ capital (net assets) (1)(2)	2.85%	2.92%	3.20%	3.20%
Total return (3)	(0.61%)	(0.63%)	4.38%	4.36%

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of March 31, 2013, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.5 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions from excess recoveries to redeemed partners for the year ended December 31, 2012. Excess distributions have been made in 2013 of $434,424. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner approximately $7,796 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2012. There are no fees due under these arrangements as of March 31, 2013 and December 31, 2012, respectively.

The Partnership has reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At March 31, 2013 and December 31, 2012, $0 and $4,646 of these expenses are included in administrative and other fees payable on the statement of financial condition.

At March 31, 2013 and December 31, 2012, $22,137 and $456,561 of excess Refco related recoveries were payable to redeemed limited partners.

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

Note 10. Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2013, the statement of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2013, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2013 and 2012. The results of operation for three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11. Subsequent Events:

Subsequent to March 31, 2013, there were $2,000 of contributions and withdrawals totaled approximately $565,551.

Effective May 1, 2013, the Partnership ceased offering its units of limited partnership and is no longer accepting contributions.

Effective April 1, 2013, the General Partner, Beeland Management Company, LLC, was acquired by Price Asset Management, Inc., a wholly owned subsidiary of Price Holdings, Inc.

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

CAPITAL RESOURCES

Effective May 1, 2013, the Partnership ceased raising capital through the sale of Units and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At March 31, 2013 and December 31, 2012, the Partnership’s net assets were $24,323,452 and $25,770,284, respectively.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Net Revenues
Realized net trading gains	$325,401	$1,351,882
Unrealized trading gains (losses)	(278,803)	477,292
Interest income	3,532	10,133
Commissions	(12,151)	(20,810)

Total Net Revenues	$37,979	$1,818,497

Operating Expenses
Management fees	$63,833	$88,757
Administrative fees and other expenses	116,306	190,947

Total Operating Expenses	180,139	279,704

Net Income (Loss)	$(142,160)	$1,538,793

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2013

The Partnership posted a gain of 3.68% in January. The performance for all of the Index’s sectors was positive. The energy, agricultural and metals sectors posted gains of 2.36%, 1.00% and 0.61% respectively. The best performing commodities in January were canola, RBOB gasoline, cotton, platinum and tin. The highest grossing commodities were light crude, brent crude, cotton, RBOB gasoline and corn.

The Partnership posted a loss of -4.27% in February. The performance for all of the Index’s sectors was negative. The energy, agriculture and metals sectors posted losses of -1.80%, -1.02% and -1.17%, respectively. The best performing commodities in February were lumber orange juice, coffee, soybean meal, and natural gas. The highest grossing commodities were cotton, lumber, natural gas, coffee and orange juice.

The Partnership posted a gain of .14% in March. The performance for the Index’s sectors was mixed. The energy sector posted a gain of 1.46%, while the agriculture and metals sectors posted losses of -.37% and -.66%, respectively. The best performing commodities in March were natural gas, orange juice, cocoa-NYSE, oats and light crude. The highest grossing commodities were light crude, natural gas, cotton, soybean oil and orange juice.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2013 (unaudited) and December 31, 2012.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2013:

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2013	(2,284.25)	$179.55
February 28, 2013	(3,770.88)	$171.88
March 31, 2013	(1,165.05)	$172.13

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2013	(56.78)	$175.61
February 28, 2013	(302.38)	$168.10
March 31, 2013	(60.43)	$168.33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included herewith.

Designation	Description

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2013.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)