Form 10-Q
period 2013-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2013-08-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Statements of Financial Condition as of June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2013	December 31, 2012
ASSETS
Equity in broker trading accounts:
Cash at brokers	$2,965,219	$5,669,131
Unrealized loss on open futures contracts, net	(603,846)	(50,123)

Total equity in brokers trading accounts	2,361,373	5,619,008
U.S. Government securities, at fair value	18,548,578	19,441,749
Cash and cash equivalents	281,475	3,643,786

Total assets	$21,191,426	$28,704,543

LIABILITIES
Brokerage commissions payable	$4,356	$4,357
Accrued management fees – General Partner	17,924	23,510
Administrative and other fees payable	175,387	249,876
Withdrawals payable	281,260	2,656,516

Total liabilities	478,927	2,934,259
PARTNERS’ CAPITAL (NET ASSETS)
Partners’ capital (net assets)	20,712,499	25,770,284

Total liabilities and partners’ capital (net assets)	$21,191,426	$28,704,543

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of June 30, 2013 (Unaudited)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities:
(total cost—$18,545,652)
U.S. Treasury Bills due 7/25/2013 at .03%, principal amount $1,400,000	$1,399,970	6.76%
U.S. Treasury Bills due 8/15/2013 at .03%, principal amount $2,500,000	2,499,921	12.07
U.S. Treasury Bills due 8/22/2013 at .07%, principal amount $5,550,000	5,549,456	26.79
U.S. Treasury Bills due 9/12/2013 at .04%, principal amount $6,000,000	5,999,578	28.97
U.S. Treasury Bills due 9/19/2013 at .06%, principal amount $2,100,000	2,099,732	10.14
U.S. Treasury Bills due 10/03/2013 at .03%, principal amount $1,000,000	999,921	4.83

	$18,548,578	89.56%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners’ Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(304,948)	(1.47%)
Metals	(142,760)	(0.69)
Energy	8,760	0.04

Total U.S. Futures Positions	(438,948)	(2.12)

Foreign Futures Positions
Agricultural	(41,801)	(0.20)
Metals	(123,097)	(0.59)

Total Foreign Futures Positions	(164,898)	(0.79)

Total Futures Contracts	$(603,846)	(2.91%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2012 (Audited)

	Fair Value	Percent of Partners’ Capital (Net Assets)
U.S. Government securities:
(total cost—$19,437,729)
U.S. Treasury Bills due 1/10/2013 at 0.09%, principal amount $2,100,000	$2,097,948	8.14%
U.S. Treasury Bills due 2/7/2013 at 0.12%, principal amount $1,150,000	1,149,858	4.46
U.S. Treasury Bills due 2/14/2013 at 0.1%, principal amount $2,100,000	2,097,741	8.14
U.S. Treasury Bills due 2/14/2013 at 0.05%, principal amount $1,500,000	1,499,917	5.82
U.S. Treasury Bills due 2/14/2013 at 0.04%, principal amount $800,000	799,964	3.10
U.S. Treasury Bills due 3/07/2013 at 0.1%, principal amount $2,100,000	2,097,619	8.14
U.S. Treasury Bills due 3/07/2013 at 0.06%, principal amount $4,000,000	3,999,596	15.52
U.S. Treasury Bills due 3/14/2013 at 0.06%, principal amount $1,500,000	1,499,811	5.82
U.S. Treasury Bills due 3/14/2013 at 0.04%, principal amount $800,000	799,936	3.10
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $1,500,000	1,499,678	5.82
U.S. Treasury Bills due 4/18/2013 at 0.05%, principal amount $900,000	899,875	3.49
U.S. Treasury Bills due 5/02/2013 at 0.06%, principal amount $1,000,000	999,806	3.88

	$19,441,749	75.43%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners’ Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(337,574)	(1.31%)
Metals	(44,370)	(0.17)
Energy	43,440	0.17

Total U.S. Futures Positions	(338,504)	(1.31)

Foreign Futures Positions
Agricultural	(502)	(0.00)
Metals	288,883	1.12

Total Foreign Futures Positions	288,381	1.12

Total Futures Contracts	$(50,123)	(.19%)

*	No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets). Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net trading gains (losses):
Realized	$(1,504,008)	$(4,249,318)	$(1,178,606)	$(2,897,436)
Change in unrealized	(274,920)	1,067,373	(553,723)	1,544,665
Commissions	(14,265)	(15,891)	(26,416)	(36,701)

	(1,793,193)	(3,197,836)	(1,758,745)	(1,389,472)

Investment income:
Interest income	2,695	7,266	6,227	17,399

	2,695	7,266	6,227	17,399

Expenses:
Management fees—General Partner	57,154	77,212	120,986	165,970
Administrative fees and other expenses	101,850	177,423	218,158	368,370

	159,004	254,635	339,144	534,340

Net investment loss	(156,309)	(247,369)	(332,917)	(516,941)

Net loss	$(1,949,502)	$(3,445,205)	$(2,091,662)	$(1,906,413)

Net decrease in NAV per GP and LP unit:
General Partner	$(14.14)	$(18.82)	$(15.20)	$(11.40)
Limited Partners-Series A	$(14.14)	$(18.82)	$(15.20)	$(11.40)
Limited Partners-Series B	$(13.85)	$(18.54)	$(14.90)	$(11.25)
Net loss per General and Limited Partners (based on weighted average number of units outstanding during the period):
General Partner	$(21,888)	$(59,772)	$(22,689)	$(16,516)
Limited Partners-Series A	(1,845,049)	(3,302,742)	(1,979,091)	(1,837,668)
Limited Partners-Series B	(82,565)	(82,691)	(89,882)	(52,229)

	$(1,949,502)	$(3,445,205)	$(2,091,662)	$(1,906,413)

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total
Partners’ capital (net assets), December 31, 2012	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284
Contributions	—	—	—	—	144	25,117	25,117	25,117
Net loss	—	(22,689)	—	(1,979,091)	—	(89,882)	(2,068,973)	(2,091,662)
Withdrawals	(294)	(50,000)	(16,674)	(2,794,321)	(889)	(146,919)	(2,941,240)	(2,991,240)

Partners’ capital (net assets), June 30, 2013	1,438	$227,306	124,052	$19,598,254	5,740	$886,939	$20,485,193	$20,712,499

Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591
Contributions	—	—	—	—	429	73,696	73,696	73,696
Net loss	—	(16,516)	—	(1,837,668)	—	(52,229)	(1,889,897)	(1,906,413)
Withdrawals	(1,120)	(200,000)	(33,466)	(5,714,726)	(71)	(12,319)	(5,727,045)	(5,927,045)

Partners’ capital (net assets), June 30, 2012	2,324	$367,506	164,772	$26,058,878	4,493	$699,445	$26,758,323	$27,125,829

	June 30, 2013	June 30, 2012
Per unit data
Net asset value Series A	$157.99	$158.15
Net asset value Series B	$154.48	$155.67
Net asset value General Partner	$157.99	$158.15

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through June 30, 2013.

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

Statement of Cash Flows: The Partnership has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

•	During the period, substantially all of the Partnership’s investments were highly liquid;

•	Substantially all of the Partnership’s investments are carried at fair value;

•	The Partnership had little or no debt during the year;

•	The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 using the fair value hierarchy:

	June 30, 2013 Level 1	December 31, 2012 Level 1
Description
Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(603,846)	$(50,123)
U.S. Government securities*	18,548,578	19,441,749
Cash and cash equivalents
Money market funds	157,663	3,112,326

Total assets at fair value	$18,102,395	$22,503,953

*	See condensed schedules of investments for further description.

At June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

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

As of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives June 30, 2013 Fair Value	Liability Derivatives June 30, 2013 Fair Value	Net Derivatives June 30, 2013 Fair Value*
Futures positions:
Agricultural	$18,727	$(365,476)	$(346,749)
Metals	244,414	(510,271)	(265,857)
Energy	52,483	(43,723)	8,760

Totals	$315,624	$(919,470)	$(603,846)

*	The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives December 31, 2012 Fair Value	Liability Derivatives December 31, 2012 Fair Value	Net Derivatives December 31, 2012 Fair Value*
Futures positions:
Agricultural	$104,776	$(442,852)	$(388,076)
Metals	394,948	(150,435)	244,513
Energy	83,364	(39,924)	43,440

Totals	$583,088	$(633,211)	$(50,123)

*	The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Type of Contract
Agricultural	$(539,742)	$(326,544)	$(686,193)	$(73,375)
Metals	(723,256)	(636,315)	(223,830)	(8,381)
Energy	(515,930)	(2,219,086)	(822,307)	(1,271,015)

	$(1,778,928)	$(3,181,945)	$(1,732,330)	$(1,352,771)

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Line Item in Statements of Operations
Realized	$(1,504,008)	$(4,249,318)	$(1,178,607)	$(2,897,436)
Change in unrealized	(274,920)	1,067,373	(553,723)	1,544,665

	$(1,778,928)	$(3,181,945)	$(1,732,330)	$(1,352,771)

Trading income is exclusive of brokerage commissions.

For the three and six months ended June 30, 2013 and 2012, the monthly average number of contracts bought and sold was 423, 520, 839, and 955, respectively.

Note 4. Agreements and Related-Party Transactions:

The Limited Partnership Agreement vests all responsibility and powers for the management of the business and affairs of the Partnership with the General Partner, Beeland Management Company, L.L.C., including trading decisions. Effective April 1, 2013, Beeland Management was acquired by Price Asset Management, Inc., a subsidiary of Price Holdings, Inc.

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, and effective April 1, common ownership, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers. Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) are charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services. For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, and effective April 1, common ownership, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to PFG by the clearing broker.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4. Agreements and Related-Party Transactions (Continued):

Fund Dynamics, LLC, an affiliate of the General Partner through common management, and effective April 1, common ownership, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Management fees—General Partner	$57,154	$77,212	$120,986	$165,969
Administrative fees—Fund Dynamics	13,543	18,098	28,442	38,483
Trailing servicing fees—Uhlmann	41,059	48,419	86,632	105,000
Selling Fees—Uhlmann	—	480	513	1,504

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

Note 7. Financial Highlights:

Financial highlights for limited partners for the three and six months ended June 30, 2013 and 2012 are as follows:

Per Unit Performance

	Series A Three months ended June 30, 2013	Series B Three months ended June 30, 2013	Series A Three months ended June 30, 2012	Series B Three months ended June 30, 2012
Net asset value per unit at the beginning of the period	$172.13	$168.33	$176.97	$174.20
Income (loss) from operations:
Net trading losses	(12.99)	(12.72)	(17.44)	(17.17)
Investment income:	0.02	0.02	0.04	0.04
Expenses:	(1.17)	(1.15)	(1.42)	(1.40)

Net investment loss	(1.15)	(1.13)	(1.38)	(1.36)

Net loss per unit	(14.14)	(13.85)	(18.82)	(18.53)

Net asset value per unit at the end of the period	$157.99	$154.48	$158.15	$155.67

Per Unit Performance

	Series A	Series B	Series A	Series B
	Six months ended June 30, 2013	Six months ended June 30, 2013	Six months ended June 30, 2012	Six months ended June 30, 2012
Net asset value per unit at the beginning of the period	$173.18	$169.39	$169.55	$166.92
Income (loss) from operations:
Net trading losses	(12.82)	(12.55)	(8.67)	(8.54)
Investment income:	0.04	0.04	0.09	0.09
Expenses:	(2.41)	(2.40)	(2.82)	(2.80)

Net investment loss	(2.37)	(2.36)	(2.73)	(2.71)

Net loss per unit	(15.19)	(14.91)	(11.40)	(11.25)

Net asset value per unit at the end of the period	$157.99	$154.48	$158.15	$155.67

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

	Series A	Series B	Series A	Series B
	Three months ended June 30, 2013	Three months ended June 30, 2013	Three months ended June 30, 2012	Three months ended June 30, 2012
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.89%)	(2.90%)	(3.32%)	(3.32%)
Ratio of expenses to average partners’ capital (net assets)(1)(2)	2.85%	2.85%	3.40%	3.40%
Total return(3)	(8.22%)	(8.23%)	(10.63%)	(10.64%)

	Series A	Series B	Series A	Series B
	Six months ended June 30, 2013	Six months ended June 30, 2013	Six months ended June 30, 2012	Six months ended June 30, 2012
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.21%)	(3.29%)	(3.20%)	(3.23%)
Ratio of expenses to average partners’ capital (net assets)(1)(2)	2.86%	2.90%	3.31%	3.34%
Total return(3)	(10.63%)	(10.64%)	(6.72%)	(6.74%)

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

Note 8. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of June 30, 2013, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.5 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8. Litigation (Continued):

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions from excess recoveries to redeemed partners for the year ended December 31, 2012. Excess distributions have been made in 2013 of $434,424. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner approximately $7,796 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2012. There are no fees due under these arrangements as of June 30, 2013 and December 31, 2012, respectively.

The Partnership has reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At June 30, 2013 and December 31, 2012, $0 and $4,646 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At June 30, 2013 and December 31, 2012, $22,137 and $456,561 in Refco related recoveries were payable to redeemed limited partners.

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

Note 10. Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2013, the statement of operations and changes in partners’ capital (net assets) for the six months ended June 30, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2013, results of operations and changes in partner’s capital (net assets) for the three and six months ended June 30, 2013 and 2012. The results of operation for three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11. Subsequent Events:

Subsequent to June 30, 2013, withdrawals totaled approximately $277,717.

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

CAPITAL RESOURCES

The Partnership raised additional capital only through the sale of Units offered pursuant to its offering, which ceased May 1, 2013 and does not intend to raise any capital through borrowing. Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At June 30, 2013 and December 31, 2012, the Partnership’s net assets were $20,712,499 and $25,770,284, The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Revenues
Realized net trading gains	$(1,504,008)	$(4,249,318)	$(1,178,606)	$(2,897,436)
Unrealized trading gains (losses)	(274,920)	1,067,373	(553,723)	1,544,665
Interest income	2,695	7,266	6,227	17,399
Commissions	(14,265)	(15,891)	(26,416)	(36,701)

Total Net Revenues	(1,790,498)	(3,190,570)	(1,752,518)	(1,372,073)

Operating Expenses
Management fees	57,154	77,212	120,986	165,970
Administrative fees and other expenses	101,850	177,423	218,158	368,370

Total Operating Expenses	159,004	254,635	339,144	534,340

Net Income	$(1,949,502)	$(3,445,205)	$(2,091,662)	$(1,906,413)

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

The Partnership posted a loss of -3.86% in April. The performance for all of the Index’s sectors was negative. The energy, metals and agricultural sectors posted losses of -2.12%, -1.31% and -.21%, respectively. The best performing commodities in April were cocoa, natural gas, wheat, orange juice and sugar. The highest grossing commodities were wheat, natural gas, KC wheat, cocoa and soybeans.

The Partnership posted a loss of -2.01% in May. For the month of May, the performance for the Index’s sectors was all negative. The energy, agricultural and metal sectors posted losses of -0.97%, -0.69% and -0.04% respectively. The best performing commodities in May were lead, orange juice, palladium, soybean meal and soybeans. The highest grossing commodities were soybeans, lead, copper, corn and soybean meal.

The Partnership posted a loss of- 2.55% in June. For the month of June, the performance for the Index’s sectors was mixed. The energy sector posted a gain of 1.02%, while the agriculture and metals sectors posted losses of –1.50%, and –1.84%, respectively. The best performing commodities in June were sugar, lean hogs, light crude, gas oil and cotton. The highest grossing commodities were light crude, brent crude, cotton, sugar and lean hogs.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources. The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts. All such contracts are settled by offset, not delivery. The Partnership’s Financial Statements, included in this report, present an Schedule of Investments setting forth unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2013 (unaudited) and December 31, 2012.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2013:

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2013	(3,149.61)	$165.47
May 31, 2013	(4,864.89)	$162.12
June 30, 2013	(1,633.81)	$157.99

Series B

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2013	(171.04)	$161.82
May 31, 2013	(298.29)	$158.54
June 30, 2013		$154.48

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.01	Rule 13a-14(a)/15d-14(a) Certification

31.02	Rule 13a-14(a)/15d-14(a) Certification

32.01	Section 1350 Certification

32.02	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By:	Beeland Management Company, L.L.C.
General Partner

By:	/s/ Walter Thomas Price III
Walter Thomas Price III
Managing Member
(Principal Executive Officer)

By:	/s/ Allen D. Goodman
Allen D. Goodman
Managing Member
(Principal Financial and Accounting Officer)