Form 10-Q
period 2013-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2013-11-13
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                          Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [  ]      Non-accelerated filer [ ]Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes [   ]  No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Page(s)
Financial Statements

Statements of Financial Condition as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	3

Condensed Schedules of Investments as of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	4-5

Statements of Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2013 and September 30, 2012 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-17

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2013 (Unaudited)  and December 31, 2012 (Audited)

	September 30, 2013		December 31, 2012
ASSETS

Equity in broker trading accounts:
Cash at brokers	$3,373,928		$5,669,131
Unrealized loss on open futures contracts, net	(114,010)		(50,123)
Total equity in brokers trading accounts	3,259,918		5,619,008

U.S. Government securities, at fair value	17,298,568		19,441,749
Cash and cash equivalents	208,266		3,643,786
Total assets	$20,766,752		$28,704,543

LIABILITIES

Brokerage commissions payable	$4,357		$4,357
Accrued management fees – General Partner	17,468		23,510
Administrative and other fees payable	144,270		249,876
Withdrawals payable	451,270		2,656,516
Total liabilities	617,365		2,934,259

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	20,149,387		25,770,284

Total liabilities and partners’ capital (net assets)	$20,766,752	-	$28,704,543

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2013 (Unaudited)

U.S. Government securities:		Percent of Partners' Capital
(total cost - $17,298,240)	Fair Value	(Net Assets)
U.S. Treasury Bills due 10/03/2013 at .03%, principal amount $1,000,000	$999,997	4.96%
U.S. Treasury Bills due 2/13/2014 at .02%, principal amount $8,300,000	8,299,390	41.19
U.S. Treasury Bills due 3/20/2014 at .03%, principal amount $4,000,000	3,999,890	19.85
U.S. Treasury Bills due 5/01/2014 at .01%, principal amount $4,000,000	3,999,291	19.85
	$17,298,568	85.85%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(42,915)	(0.21)%
Metals	35,320	0.17
Energy	(182,873)	(0.91)
Total U.S. Futures Positions	(190,468)	(0.95)%

Foreign Futures Positions
Agricultural	(29,133)	(0.14)
Metals	105,591	0.52
Total Foreign Futures Positions	76,458	0.38%

Total Futures Contracts	$(114,010)	(0.57)%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2012 (Audited)

U.S. Government securities:		Percent of Partners' Capital
	Fair Value	(Net Assets)
(total cost - $19,437,729)

U.S. Treasury Bills due 1/10/2013 at 0.09%, principal amount $2,100,000	$2,097,948	8.14%
U.S. Treasury Bills due 2/7/2013 at 0.12%, principal amount $1,150,000	1,149,858	4.46
U.S. Treasury Bills due 2/14/2013 at 0.1%, principal amount $2,100,000	2,097,741	8.14
U.S. Treasury Bills due 2/14/2013 at 0.05%, principal amount $1,500,000	1,499,917	5.82
U.S. Treasury Bills due 2/14/2013 at 0.04%, principal amount $800,000	799,964	3.10
U.S. Treasury Bills due 3/07/2013 at 0.1%, principal amount $2,100,000	2,097,619	8.14
U.S. Treasury Bills due 3/07/2013 at 0.06%, principal amount $4,000,000	3,999,596	15.52
U.S. Treasury Bills due 3/14/2013 at 0.06%, principal amount $1,500,000	1,499,811	5.82
U.S. Treasury Bills due 3/14/2013 at 0.04%, principal amount $800,000	799,936	3.10
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $1,500,000	1,499,678	5.82
U.S. Treasury Bills due 4/18/2013 at 0.05%, principal amount $900,000	899,875	3.50
U.S. Treasury Bills due 5/02/2013 at 0.06%, principal amount $1,000,000	999,806	3.88

	$19,441,749	75.44%

	Unrealized Gain (Loss) on Open Long	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(337,574)	(1.31)%
Metals	(44,370)	(0.17)
Energy	43,440	0.17
Total U.S. Futures Positions	(338,504)	(1.31)

Foreign Futures Positions
Agricultural	(502)	(0.00)
Metals	288,883	1.12
Total Foreign Futures Positions	288,381	1.12

Total Futures Contracts	$(50,123)	(0.19)%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine  Months Ended September 30, 2013 and September 30,  2012  (Unaudited)

	Three Months Ended		Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013		September 30, 2012	September 30, 2013	September 30, 2012

Net trading gains (losses):
Realized	$418,601		$2,835,256	$(760,005)	$(62,180)
Change in unrealized	489,836		193,829	(63,887)	1,738,495
Commissions	(10,153)		(13,646)	(36,569)	(50,348)
	898,284	-	3,015,439	(860,461)	1,625,967

Investment income:
Interest income	1,943		5,094	8,170	22,493
Other income	41,632			41,632
Gain from MF Global (Note 4)	-		817,140	-	817,140
	43,575		822,234	49,802	839,633

Expenses:
Management fees – General Partner	52,308		70,872	173,294	236,841
Administrative fees and other expenses	96,015		169,845	314,173	538,216
	148,323		240,717	487,467	775,057

Net investment gain (loss)	(104,748)		581,517	(437,665)	64,576

Net income (loss)	$793,536		$3,596,956	$(1,298,126)	$1,690,543

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$5.92		$21.07	$(9.27)	$9.67
Limited Partners-Series A	$5.92		$21.07	$(9.27)	$9.67
Limited Partners-Series B	$5.44		$20.72	$(9.46)	$9.47

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$8,521		$48,664	$(14,168)	$29,914
Limited Partners-Series A	753,130		3,430,079	(1,225,961)	1,594,645
Limited Partners-Series B	31,885		118,213	(57,997)	65,984
	$793,536		$3,596,956	$(1,298,126)	$1,690,543

See accompanying notes to financial statements.

.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2013 and September 30, 2012  (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2012	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284

Contributions	-	-	-	-	144	25,117	25,117	25,117

Net income (loss)		(14,168)		(1,225,961)	-	(57,997)	(1,283,958)	(1,298,126)

Withdrawals	(293)	(50,000)	(24,692)	(4,126,799)	(1,035)	(171,089)	(4,297,888)	(4,347,888)

Partners’ capital (net assets), September 30, 2013	1,439	$235,827	116,034	$19,018,906	5,594	$894,654	$19,913,560	$20,149,387

Partners’ capital (net assets), December 31, 2011	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591

Contributions	-	-	-	-	2,171	355,231	355,231	355,231

Net income (loss)	-	29,914	-	1,594,645	-	65,984	1,660,629	1,690,543

Withdrawals	(1,134)	(200,000)	(39,170)	(6,697,578)	(117)	(19,860)	(6,717,438)	(6,917,438)

Partners’ capital (net assets), September 30, 2012	2,310	$413,936	159,068	$28,508,339	6,189	$1,091,652	$29,599,991	$30,013,927

	Sept 30,	Sept 30,
Per unit data	2013	2012

Net asset value Series A	$ 163.91	$179.22
Net asset value Series B	$ 159.93	$176.39
Net asset value General Partner	$ 163.91	$179.22

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1.Significant Accounting Policies:

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

The Partnership commenced trading during November 2001 with assets raised from the offering of its original units of limited partnership interest, now referred to as "Series A" units, and offered Series A units through October 2005. The Partnership began offering Series B units in November 2010.  Series A units and Series B units are identical with respect to their participation in the profits and losses of the Partnership; however, Series B units do not participate in any Partnership expenses or recoveries related to the bankruptcy of Refco Inc. and its affiliates. The Partnership’s General Partner and commodity pool operator is Beeland Management Company, L.L.C. (the “General Partner”).

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

Note 1.Significant Accounting Policies (Continued):

Ongoing Offering Expenses: Ongoing offering expenses are accrued on an ongoing basis and charged to expense as incurred.

Income Taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2013.

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

Note 2.Fair Value Measurements:

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 using the fair value hierarchy:

	September 30, 2013	December 31, 2012
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$(114,010)	$(50,123)
U.S. Government securities*	17,298,568	19,441,749
Cash and cash equivalents
Money market funds	65,397	3,112,326

Total assets at fair value	$17,249,955	$22,503,953

*See condensed schedules of investments for further description.

At September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

In addition, substantially all of the Partnership’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 3.Derivative Transactions

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

As of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2013	September 30, 2013	September 30, 2013
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$119,030	$(191,077)	$(72,047)
Metals	171,331	(30,420)	140,911
Energy		(182,874)	(182,874)
Totals	$290,361	$(404,371)	$(114,010)

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2012	December 31, 2012	December 31, 2012
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$104,777	$(442,852)	$(338,075)
Metals	394,948	(150,435)	244,513
Energy	83,363	(39,924)	43,439
Totals	$583,088	$(633,211)	$(50,123)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three and nine months ended September 30, 2013 and 2012:

	Three months ended	Three months ended	Nine months ended	Nine months ended
Type of Contract	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Agricultural	$(16,474)	$768,069	$(702,665)	$694,694
Metals	653,706	1,513,704	429,875	1,505,323
Energy	271,205	747,312	(551,102)	(523,702)
	$908,437	$3,029,085	$(823,892)	$1,676,315

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Line Item in Statements of Operations
Realized	$418,601	$2,835,256	$(760,005)	$(62,180)
Change in unrealized	489,836	193,829	(63,887)	1,738,495
	$908,437	$3,029,085	$(823,892)	$1,676,315

Trading income is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2013 and 2012, the monthly average number of contracts bought and sold was 509, 610,  670, and 905, respectively.

Note 4.  MF Global Bankruptcy:

On October 31, 2011, MF Global Inc., the Partnership’s clearing broker at that time (“MF Global”), reported to the  Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm.  As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced.  As of October 31, 2011, the Partnership held $5,131,353 of partners’ capital in customer segregated and secured accounts at MF Global Inc. on deposit as required to support futures positions. The majority of the Partnership’s assets were then, and are now, held in bank custody accounts.

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

The Partnership received $295,025 in distributions from the MF Global bankruptcy trustee during 2012.   At September 30, 2012, the Partnership wrote up the value of its MF Global bankruptcy claims by $817,140, based on information received regarding independent third party bids for the claims.  Due to uncertainties surrounding the eventual timing and recovery amounts available through the MF Global bankruptcy process, in October 2012, the General Partner concluded that selling the Partnership’s bankruptcy claims was in the best interest of the Partnership and its investors.  Accordingly, the Partnership sold its claims on November 1, 2012, recognizing an additional $82,206 in income as of October 31, 2012, to write up the claims to the final sale amount.  Income recognized from each of the September 30, 2012 and October 31, 2012 write-ups was allocated to the investors in the Partnership in the month in which each such event occurred.   The final net loss sustained by the Partnership related to the MF Global bankruptcy, after the sale of the MF Global claims, was $231,356.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 5.Agreements and Related-Party Transactions:

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, and effective April 1, 2013, common ownership, acts as the selling group manager for the Partnership.  The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers.  Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) are charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services.  For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, and effective April 1, 2013, common ownership, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to PFG by the clearing broker.

Fund Dynamics, LLC, an affiliate of the General Partner through common management, and effective April 1, 2013, common ownership, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates both the daily and monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Management fees – General Partner	$52,307	$70,872	$173,294	$236,841
Administrative fees – Fund Dynamics	12,464	16,829	40,906	55,312
Trailing servicing fees – Uhlmann	38,882	45,206	125,514	150,206
Selling Fees – Uhlmann	-	5,746	513	7,250

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 8.    Financial Highlights:

Financial highlights for limited partners for the three and nine months ended September 30, 2013 and 2012 are as follows:

Per Unit Performance
	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Net asset value per unit at the beginning of the period	$157.99	$154.48	$158.15	$155.67
Income (loss) from operations:
Net trading gains (losses)	7.07	6.59	17.65	16.77
Investment income:	0.02	0.01	4.84	5.45

Expenses:	(1.17)	(1.15)	(1.42)	(1.50)

Net investment gain (loss)	(1.15)	(1.14)	3.42	3.95
Net gain (loss) per unit	5.92	5.45	21.07	20.72
Net asset value per unit at the end of the period	$163.91	$159.93	$179.22	$176.39

Per Unit Performance
	Series A	Series B	Series A	Series B
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Net asset value per unit at the beginning of the period	$173.18	$169.39	$169.55	$166.92
Income (loss) from operations:
Net trading gains (losses)	(5.74)	(5.97)	9.36	7.43
Investment income:	0.06	0.06	4.54	6.30

Expenses:	(3.59)	(3.55)	(4.23)	(4.26)

Net investment gain (loss)	(3.53)	(3.49)	0.31	2.04
Net gain (loss) per unit	(9.27)	(9.46)	9.67	9.47
Net asset value per unit at the end of the period	$163.91	$159.93	$179.22	$176.39

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	(2.90)%	(2.95)%	7.32%	9.40%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.86%	2.89%	3.04%	3.56%

Total return (3)	3.75%	3.53%	13.32%	13.31%

	Series A	Series B	Series A	Series B
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	(4.34)%	(4.39)%	0.26%	1.62%

Ratio of expenses to average partners' capital (net assets) (1)(2)	4.27%	4.32%	3.62%	3.36%

Total return (3)	(5.35)%	(5.58)%	5.70%	5.67%

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

(3)Not annualized.

Note 9.Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of September 30, 2013,  the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.7 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess

Note 9.    Litigation (Continued);

recoveries during the nine months ending September 30, 2013 totaled approximately $434,424.   There were no cash distributions to redeemed partners for the year ended December 31, 2012.

Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner approximately $7,796 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2010.  There are no fees due under these arrangements as of September 30, 2013 and December 31, 2012, respectively.

The Partnership has reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At September 30, 2013 and December 31, 2012, $0 and $4,646 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At September 30, 2013 and December 31, 2012,  $178,990 and $456,561 in excess Refco related recoveries were payable to redeemed limited partners.

Note 10.Indemnifications:

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

Note 11.Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2013, the statement of operations and changes in partners’ capital (net assets) for the nine months ended September 30, 2013 and 2012 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2013, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2013 and 2012. The results of operation for three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 12.Subsequent Events:

Subsequent to September 30, 2013, withdrawals totaled approximately  $338,894.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At September 30, 2013 and December 31, 2012, the Partnership’s net assets were $20,149,387 and $25,770,284, respectively.

	Three months ended	Three months ended	Nine months ended	Nine months ended
Net Revenues	Sept 30, 2013	Sept 30, 2012	Sept 30, 2013	Sept 30, 2012
Realized net trading gains	$418,601	$2,835,256	$(760,005)	$(68,824)
Unrealized trading gains (losses)	489,836	193,829	(63,887)	1,738,495
Interest income	1,943	5,094	8,170	22,493
Commissions	(10,153)	(13,646)	(36,569)	(43,704)
Other income	41,632	817,140	41,632	817,140

Total Net Revenues	941,859	3,837,673	(810,659)	2,465,600

Operating Expenses
Management fees	52,308	70,872	173,294	236,841
Administrative fees and other expenses	96,015	169,845	314,173	538,216

Total Operating Expenses	148,323	240,717	487,467	775,057

Net Income	$793,536	$3,596,956	$(1,298,126)	$1,690,543

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

The Partnership posted a gain of 3.25% in July.  The performance for the Index’s sectors was mixed. The agriculture sector posted a loss of .37%, while the energy and metals sectors posted gains of 3.11% and .52% respectively.  The best performing commodities In July were cocoa, coffee, orange juice, palladium and RBOB gasoline. The highest grossing commodities were light crude, brent crude, RBOB gasoline, gold and coffee.

The Partnership posted a gain of 3.13% in August.  The performance for the Index’s sectors was all positive. The agricultural, metals and energy sectors returned 0.49%, 0.94% and 1.94%, respectively. The best performing commodities in August were silver, soybean meal, soybeans, rubber and euro rapeseed.  The highest grossing commodities were light crude, brent crude, soybeans, silver and gold.

The Partnership posted a loss of -2.58% in September.  The performance for the Index’s sectors was all negative. The energy, agricultural and metals sectors returned -1.90%, -0.36% and -0.16%, respectively.  The best performing commodities in September were tin, cocoa, lumber, and sugar. The highest grossing commodities were cotton, wheat, copper, tin and lumber.

The Partnership’s year to date return for the nine months ended September 30, 2013 was -5.58%.

2012

The Partnership posted a gain of 3.16% in January.  The performance for all of the Index’s sectors was positive.  The metals, agriculture and energy sectors posted gains of 2.62%, .40% and .35%, respectively.  The best performing commodities in January were tin, silver, rubber, orange juice and zinc.  The highest grossing commodities were brent crude, aluminum, silver, copper and gold.

The Partnership posted a gain of 4.13% in February.  The performance for all of the Index’s sectors was positive.  The energy, agriculture and metals sectors posted gains of 3.65%, .56% and .22%, respectively.  The best performing commodities in February were brent crude, soybean meal, canola, soybeans and light crude.  The highest grossing commodities were light crude, brent crude, soybeans, RBOB gasoline and sugar.

The Partnership posted a loss of 2.84% in March.  The performance for all of the Index’s sectors was negative.  The agriculture, metals and energy sectors posted losses of -1.29%, -1.01% and -.26%, respectively.  The best performing commodities in March were soybean meal, oats, canola, Euro rapeseed and soybeans.  The highest grossing commodities were soybeans, brent crude, cotton, soybean meal and canola.

The Partnership posted a loss of -0.93% in April.  The performance for all of the Index’s sectors was negative. The agriculture, energy, and metals sectors posted losses of -0.58%, -0.09%, and -0.02%, respectively.  The best performing commodities in April were soybean meal, soybeans, azuki beans, lumber and lead. The highest grossing commodities were crude oil, soybeans, lead, soybean meal, and zinc.

The Partnership posted a loss of -11.76% in May.  The performance for all of the Index’s sectors was negative.  The agriculture, energy, and metals sectors posted losses of –2.94%, -6.45%, and -1.97%, respectively. The best performing commodities in May were lean hogs, milling wheat, live cattle, natural gas and KC wheat. The highest grossing commodities were live cattle, natural gas, lean hogs, milling wheat and milk.

The Partnership posted a gain of 2.23% in June.  The performance for the Index’s sectors was mixed. The agriculture sector posted a gain of 3.03%, while the energy and metals sectors posted losses of -0.51% and -0.01% respectively.   The best performing commodities in June were oats, corn, soybean meal, wheat, and natural gas. The highest grossing commodities were corn, wheat, soybeans, natural gas, and copper.

The Partnership posted a gain of 5.49% in July.  The performance for the Index’s sectors was mixed. The agriculture and energy sectors posted gains of 3.45% and 2.60% respectively, while the metals sector posted  a loss of -

0.23%.  The best performing commodities in July were corn, soybean meal, KC wheat, wheat and soybeans.  The highest grossing commodities were corn, brent crude, wheat, light crude, and soybeans.

The Partnership posted a gain of 4.45% in August.  The performance for the Index’s sectors was all positive. The agriculture, energy, and metals sectors posted gains of 0.34%, 3.70%, and 0.67%, respectively.  The best performing commodities in August were RBOB gasoline, silver, heating oil, gas oil, and brent crude.  The highest grossing commodities were light crude, brent crude, RBOB gasoline, cotton, and silver.

The Partnership posted a gain of 2.85% in September.  The performance for the Index’s sectors was mixed. The agriculture and energy sectors posted losses of 0.97% and .82% respectively and the metals sector posted a gain of 2.12%.  The best performing commodities in September  were rubber, lead, nickel, zinc and natural gas.  The highest grossing commodities were aluminum, natural gas, lead, copper and zinc.

For the month ending October 31, 2011, the Partnership recognized a loss of $1,130,702 or 2.78% due to the MF Global bankruptcy.  This action was based on information provided by the bankruptcy trustee at that time.  Based on current information regarding the bankruptcy proceedings, including with respect to the levels at which other claimants have been able to sell their claims, it is the opinion of the Partnership that the ultimate effect of the MF Global bankruptcy will be significantly less than originally estimated. For this reason, at September 30, 2012, the Partnership wrote up the value of its MF Global bankruptcy claim by $817,140.

The Partnership’s year to date return for the nine months ended September 30, 2012 was 5.70%.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2013 (unaudited) and December 31, 2012.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II-OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 (c)Pursuant to the Partnership’s Limited Partnership Agreement, investors may redeem their units at the end of each calendar month at the then current month-end net asset value per unit.  The redemption of units has no impact on the value of units that remain outstanding, and units are not reissued once redeemed.

The following tables summarize the redemptions by investors during the three months ended September 30, 2013

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2013	(1,794.72)	$163.14
August 31, 2013	(4,565.33)	$168.25
September 30, 2013	(1,656.79)	$163.91

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2013	-	$159.20
August 31, 2013	(147.23)	$164.17
September 30, 2013	-	$159.93

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.(Removed and Reserved)

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2013.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Registrant)

By: Beeland Management Company, L.L.C.

 General Partner

By: /s/Walter Thomas Price III

Walter Thomas Price III

Managing Member

(Principal Executive Officer)

By: /s/ Allen D. Goodman

Allen D. Goodman

Managing Member

(Principal Financial and Accounting Officer)