Form 10-K
period 2013-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2014-03-28
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes☐  No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒No☐

Indicate by check mark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes☒No☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☒No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.BUSINESS

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

The Partnership originally filed a registration statement, under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the “SEC”) to register $200 million of units of limited partnership interest (the “Series A units”), which registration statement became effective in January 2001. The Partnership’s initial offering period was held during fiscal year 2001. The Series A units were initially offered for sale at a fixed price of $100. An initial closing was held after a minimum of 50,000 units in subscriptions was received.

The net proceeds from the initial closing, after deducting the subscription fee, were placed in a trading account with the Partnership's futures commission merchant and were used to acquire a portfolio of futures positions, consistent with the Partnership’s trading policies, as well as U.S. Government obligations.

The Partnership subsequently filed an additional registration statement with the SEC to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2014.

Effective September 22, 2010, the Partnership filed an additional registration statement with the SEC to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”).  A total of $1,280,078 of Series B units has been sold to the public as of March 1, 2013.  Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units do not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates. Effective May 1, 2013, the Partnership ceased offering its units of limited partnership and subsequently deregistered the unsold balance of its registered units.

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

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”).  The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future.  Funds for its business were obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading.  At December 31, 2013, the Partnership was not accepting contributions.

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

ADM Investor Services, Inc. (“ADMIS”) acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc.,  an affiliate of Beeland Management,  acts as introducing broker for the Partnership.  Unit holders of Series A and B units normally may be redeemed upon 6 business days written notice to the Partnership’s general partner.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities.  Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. The CFTC has proposed rules for a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  If the CFTC rule becomes effective, Beeland Management believes that the limits, once compliance is required, will be sufficiently large that they should not restrict the Partnership’s ability to replicate the Index.

(i) through (xii) - not applicable.

(xiii) the Partnership has no employees.

(d) Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the United States on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

ITEM 1A.RISK FACTORS

Not Required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Required.

ITEM 2.PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Beeland Management Company L.L.C., 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604, conducts the Partnership’s trading activities and performs certain administrative services for the Partnership from its offices.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a)   Market Information.  There is no established market for the Series A and B units, and none is likely to develop. Series A and B units normally may be redeemed upon 6 business days’ written notice to the Partnership’s general partner, Beeland Management Company, LLC, 141 W. Jackson Blvd., Suite 1340A, Chicago, IL 60604.

(b)   Holders.  There were approximately 622 Series A and 47 Series B Limited Partners at March 1, 2014.

(c)   Dividends.  The Fund has not paid any dividends.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.  There are no securities authorized for issuance under equity compensation plans.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.  There have been no sales of unregistered securities of the Partnership during 2013.

(f)   Issuer Purchases of Equity Securities.  Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit.  The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of  2013:

Series A

Month		Redemption Date
	Units Redeemed	NAV per Unit
October 31, 2013	2,112.22	160.44
November 30, 2013	3,399.73	158.26
December 31, 2013	2,411.57	160.34

Series B

		Redemption Date
Month	Units Redeemed	NAV per Unit
October 31, 2013
November 30, 2013	24.58	154.40
December 31, 2013

ITEM 6.SELECTED FINANCIAL DATA

Not required.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAPITAL RESOURCES

The Partnership has raised capital only through the sale of units of limited partnership interest.  At December 31, 2013,  the Partnership was not accepting contributions.   The Partnership does not intend to raise any capital through borrowing.  Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  During a single trading day, no trades may be executed at prices beyond the daily limit.  This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Trading in forward or other over the counter contracts introduces a possible further impact on liquidity.  Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments.  Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2013, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

RESULTS OF OPERATIONS

The Partnership’s net income or loss is directly related to changes in the value of the Index, which the Partnership is designed to replicate, and is not dependent on trading decisions made by Beeland Management apart from balancing positions to track the Index.  In periods of general market inflation, market deflation, Beeland Management would expect the value of the Index to decrease.  The Partnership’s performance may be negative in years when the Index’s performance is positive due to fees charged.

The components of the Partnership’s return are normally the gains and losses recognized from the changes in futures market prices and the interest income earned on cash balances. The mechanics and rules of futures markets allow the Partnership to earn interest on approximately 90% to 100% of its assets.

At December 31, 2013 and 2012, the Partnership’s net assets were $18,436,202 and $25,770,284, respectively.

	Year ended	Year ended
	2013	2012
Net Revenues
Realized net trading loss	$(946,080)	$(156,007)
Change in unrealized net trading gain (loss)	(177,085)	810,099
Interest income	9,362	34,388
Other income	41,632	166,545
Recovery from MF Global	-	899,346

Total Net Revenues	$(1,072,171)	$1,754,371

Operating Expenses
Brokerage commissions	44,549	66,071
Management fees	221,721	308,768
Administrative and other fees	405,492	709,030

Total Operating Expenses	$671,762	$1,083,869

2013

During 2013, the Index and the Partnership experienced negative performance. The Index can be categorized into three sectors: agriculture, energy and metals. During 2013, the performance of the Index’s sectors was mixed. Energy led the sectors with an increase of 7.17% while agriculture and metals sectors posted decreases of -11.13% and -16.60%, respectively. The Index returned -4.49% while the Partnership returned -7.43%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level.

The Partnership had capital contributions in 2013 totaling $25,117. The total capital withdrawals in 2013 were  $5,615,266.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forwards, and other over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2013 and 2012.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of The Rogers International Raw Materials Fund are included in Item 8.

Financial Statements

Report of Independent Registered Public Accounting Firm-2013	F-1

Report of Independent Registered Public Accounting Firm-2012	F-2

Statements of Financial Condition as of December 31, 2013 and 2012	F-3

Condensed Schedule of Investments as of December 31, 2013	F-4

Condensed Schedule of Investments as of December 31, 2012	F-5

Statements of Operations for the Years Ended December 31, 2013 and 2012	F-6

Statements of Changes in Partners’ Capital (Net Assets) for the Years Ended December 31, 2013 and 2012 Notes to Financial Statements	F-7 F-8-16

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2013, and the related statements of operations and changes in partners’ capital (net assets) for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2013, and the results of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 28, 2014

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2012, and the related statements of operations and changes in partners’ capital (net assets) for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2012, and the results of its operations for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey, LLP

Chicago, Illinois

March 29, 2013

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2013 and 2012

	2013	2012
ASSETS

Equity in broker trading accounts:
Cash at brokers	$3,178,609	$5,669,131
Unrealized (loss) on open futures contracts, net	(227,208)	(50,123)
Total equity in brokers trading accounts	2,951,401	5,619,008

U.S. Government securities, at fair value	16,199,351	19,441,749
Cash and cash equivalents	35,365	3,643,786
Total assets	$19,186,117	$28,704,543

LIABILITIES

Brokerage commissions payable	$2,690	$4,357
Accrued management fees – General Partner	15,482	23,510
Administrative and other fees payable	164,836	249,876
Withdrawals payable	566,907	2,656,516
Total liabilities	749,915	2,934,259

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	18,436,202	25,770,284

Total liabilities and partners’ capital (net assets)	$19,186,117	$28,704,543

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2013

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $16,198,357)

U.S. Treasury Bills due 2/13/2014 at 0.02%, principal amount $8,200,000	$8,199,805	44.48%
U.S. Treasury Bills due 3/20/2014 at 0.01%, principal amount $4,000,000	3,999,949	21.70
U.S. Treasury Bills due 5/01/2014 at 0.03%, principal amount $4,000,000	3,999,597	21.69

	$16,199,351	87.87%

	Unrealized Gain (Loss) on Open Long	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(148,728)	(0.81%)
Metals	(55,860)	(0.30)
Energy	12,655	0.07
Total U.S. Futures Positions	(191,933)	(1.04)

Foreign Futures Positions
Agricultural	(3,261)	(0.02)
Metals	(32,014)	(0.17)
Total Foreign Futures Positions	(35,275)	(0.19)

Total Futures Contracts	$(227,208)	(1.23%)

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2012

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $19,437,729)

U.S. Treasury Bills due 1/10/2013 at 0.09%, principal amount $2,100,000	$2,097,948	8.14%
U.S. Treasury Bills due 2/7/2013 at 0.12%, principal amount $1,150,000	1,149,858	4.46
U.S. Treasury Bills due 2/14/2013 at 0.1%, principal amount $2,100,000	2,097,741	8.14
U.S. Treasury Bills due 2/14/2013 at 0.05%, principal amount $1,500,000	1,499,917	5.82
U.S. Treasury Bills due 2/14/2013 at 0.04%, principal amount $800,000	799,964	3.10
U.S. Treasury Bills due 3/07/2013 at 0.1%, principal amount $2,100,000	2,097,619	8.14
U.S. Treasury Bills due 3/07/2013 at 0.06%, principal amount $4,000,000	3,999,596	15.52
U.S. Treasury Bills due 3/14/2013 at 0.06%, principal amount $1,500,000	1,499,811	5.82
U.S. Treasury Bills due 3/14/2013 at 0.04%, principal amount $800,000	799,936	3.10
U.S. Treasury Bills due 4/18/2013 at 0.04%, principal amount $1,500,000	1,499,678	5.82
U.S. Treasury Bills due 4/18/2013 at 0.05%, principal amount $900,000	899,875	3.49
U.S. Treasury Bills due 5/02/2013 at 0.06%, principal amount $1,000,000	999,806	3.88

	$19,441,749	75.44%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(337,574)	(1.31%)
Metals	(44,370)	(0.17)
Energy	43,440	0.17
Total U.S. Futures Positions	(338,504)	(1.31)

Foreign Futures Positions
Agricultural	(502)	(0.0)
Metals	288,883	1.12
Total Foreign Futures Positions	288,381	1.12

Total Futures Contracts	$(50,123)	(0.19%)

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012

	2013	2012

Net trading gains (losses):
Realized	$(946,080)	$(156,007)
Change in unrealized	(177,085)	810,099
Commissions	(44,549)	(66,071)
	(1,167,714)	588,021

Investment income:
Interest income	9,362	34,388
Other income	41,632	166,545
MF Global Recovery (Note 4)	-	899,346
	50,994	1,100,279

Expenses:
Management fees – General Partner	221,721	308,768
Administrative and other fees	405,492	709,030
	627,213	1,017,798

Net investment income (loss)	(576,219)	82,481

Net income (loss)	$(1,743,933)	$670,502

Net increase (decrease) in NAV per GP and LP unit for the period:

General Partner	$(12.84)	$3.63
Limited Partners-Series A	$(12.84)	$3.63
Limited Partners-Series B	$(12.97)	$2.47

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(19,303)	$15,973
Limited Partners-Series A	(1,646,979)	633,820
Limited Partners-Series B	(77,651)	20,709
	$(1,743,933)	$670,502

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)
For the years ended December 31, 2013 and 2012

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), January 1, 2012	3,444	$584,022	198,238	$33,611,272	4,135	$690,297	$34,301,569	$34,885,591

Contributions	-	-	-	-	2,646	437,705	437,705	437,705

Net income	-	15,973	-	633,820	-	20,709	654,529	670,502

Withdrawals	(1,712)	(300,000)	(57,512)	(9,873,426)	(296)	(50,088)	(9,923,514)	(10,223,514)

Partners’ capital (net assets), December 31, 2012	1,732	299,995	140,726	24,371,666	6,485	1,098,623	25,470,289	25,770,284

Contributions					145	25,117	25,117	25,117

Net loss		(19,303)		(1,646,980)		(77,650)	(1,724,630)	(1,743,933)

Withdrawals	(418)	(50,000)	(32,490)	(5,390,382)	(1,061)	(174,884)	(5,565,266)	(5,615,266)

Partners’ capital (net assets), December 31, 2013	1,314	$230,692	108,236	$17,334,304	5,569	$871,206	$18,205,510	$18,436,202

Per unit data	2013	2012

Net asset value Series A	$160.34	$173.18
Net asset value Series B	$156.42	$169.39
Net asset value General Partner	$160.34	$173.18

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2010.  The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2013.

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

-During the years, substantially all of the Partnership’s investments were highly liquid;

-Substantially all of the Partnership’s investments are carried at fair value;

-The Partnership had little or no debt during the years;

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 using the fair value hierarchy:

Note 2. Fair Value of Financial Instruments (continued):

	2013	2012
Description	Level 1	Level 1

Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(227,208)	$(50,123)
U.S. Government securities*	16,199,351	19,441,749
Cash and cash equivalents:
Money market funds	12,705	3,112,326

	$15,984,848	$22,503,952

*See the condensed schedule of investments for further description.

During the years ended December 31, 2013 and 2012, there were no Level 2 or Level 3 assets or liabilities.

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2013 and 2012.

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

As of and for the years ended December 31, 2013 and 2012, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2013	December 31, 2013	December 31, 2013
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$77,300	$(229,289)	$(151,989)
Metals	165,267	(253,141)	(87,874)
Energy	47,847	(35,192)	12,655
	$290,414	$(517,622)	$(227,208)

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2012	December 31, 2012	December 31, 2012
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$104,776	$(442,852)	$(338,076)
Metals	394,948	(150,435)	244,513
Energy	83,364	(39,924)	43,440
	$583,088	$(633,211)	$(50,123)

*The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Note 3. Derivative Transactions  (continued):

Trading Revenue** for the years ended December 31, 2013 and 2012:

Type of Instrument	12/31/2013	12/31/2012

Futures positions:
Agricultural	$(919,283)	$121,961
Metal	(64,618)	512,435
Energy	(125,531)	38,907
	$(1,109,432)	$673,303

Line Item in Statement of Operations

Realized	$(932,347)	$(136,796)
Change in unrealized	(177,085)	810,099
	$(1,109,432)	$673,303

** Trading gains and losses is exclusive of brokerage commissions and gains (losses) from foreign currency conversion.

For the years ended December 31, 2013 and 2012, the monthly average number of contracts bought and sold  was 587 and 819, respectively.

Year ended December 31, 2013
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition		Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$290,414	$(290,414)	$

Liabilities
US and foreign futures contracts	517,622	(290,414)		227,208

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2013

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments		Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(227,208)	$-		$-	$(227,208)
Total	$(227,208)	$-		$-	$(227,208)

Year ended December 31, 2012
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition		Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$583,088	$(583,088)	$

Liabilities
US and foreign futures contracts	633,211	(583,088)		50,123

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2012

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments		Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(50,123)	$-		$-	$(50,123)
Total	$(50,123)	$-		$-	$(50,123)

Note 4.  MF Global Bankruptcy:

On October 31, 2011, MF Global Inc., the Partnership’s clearing broker at that time (“MF Global”), reported to the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) possible deficiencies in customer segregated accounts held at the firm.  As a result, the SEC and CFTC determined that a liquidation led by the Securities Investor Protection Corporation (“SIPC”) would be the safest and most prudent course of action to protect customer accounts and assets, and a SIPC led liquidation commenced.  As of October 31, 2011, the Partnership held $5,131,353 of partners’ capital in customer segregated and secured accounts at MF Global Inc. on deposit, as required, to support futures positions. The majority of the Partnership’s assets were then, and are now, held in bank custody accounts.

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

A summary of fees charged by related parties to the Partnership is as follows:

	2013	2012

Management fees – General Partner	$221,721	$308,768
Administrative fees – Fund Dynamics	59,146	72,011
Trailing servicing fees – Uhlmann	163,722	195,743
Selling Fees - Uhlmann	513	8,933

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Note  8.  Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2013 and 2012 are as follows:

Per Unit Performance

	Series A 2013	Series B 2013	Series A 2012	Series B 2012
Net asset value per unit at the beginning of the period	$173.18	$169.39	$169.55	$166.92
Income (loss) from operations:
Net trading gains (losses)	(8.48)	(8.34)	3.17	1.75

Investment income	0.40	0.07	6.20	6.51

Expenses:	(4.76)	(4.70)	(5.74)	(5.79)

Net investment gain (loss)	(4.36)	(4.63)	0.46	0.72
Net income (loss) per unit	(12.84)	(12.97)	3.63	2.47
Net asset value per unit at the end of the period	$160.34	$156.42	$173.18	$169.39

	Series A 2013	Series B 2013	Series A 2012	Series B 2012
Ratio of net investment income (loss) to average partners’ capital (net assets)	-2.62%	-2.85%	0.27%	0.43%

Ratio of expenses to average partners' capital (net assets) (1)	2.86%	2.89%	3.34%	3.43%

Total return	-7.42%	-7.65%	2.14%	1.48%

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

Note 9. Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of December 31, 2013, the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.7 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $434,424 and $0 for the years ended December 31, 2013 and 2012, respectively. Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner and Beeland Interests approximately $0  and $7,796, respectively, from excess recoveries for legal costs incurred by the General Partner and Beeland Interests defending against suits related to the Refco Bankruptcy in 2013 and 2012. Beeland Interests, Inc. is the owner and sponsor of the Index.

The Partnership has reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. At December 31, 2013 and 2012, $0 and $4,646 of these expenses is included in administrative and other fees payable on the statement of financial condition.

At December 31, 2013 and 2012, $178,990 and $456,561 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are appropriately included in withdrawals payable for those years ended.

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

Note 11. Subsequent Events:

From January 1, 2014 to March 28,  2014 there were withdrawals from the Partnership totaling  $414,346.

2.  Supplementary Data

Not required.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Control and Procedures
Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s internal controls over financial reporting with respect to the Partnership and have concluded that Beeland Management’s internal controls over financial reporting are effective.

Changes in Internal Control Over Financial Reporting

There were no changes to internal control or financial reporting procedures during the fourth quarter that have materially affected, or are reasonably likely to affect, internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The officers of Beeland Management are as follows:

Walter Thomas Price III, age 74, is the Managing Member of Beeland Management and is the Chairman of Price Asset Management, Inc.  He has been the President and CEO of The Price Futures Group since June 1995.  Mr. Price has been involved in the securities, cash commodities and commodity futures markets for more than 40 years as both a trader for his own account and as a broker.  He is president, a registered principal, and associated person of Price Capital Markets Inc., with which he has been affiliated since February 1997.  At Price Capital Markets, Inc., Mr. Price is ultimately responsible for overseeing all trading decisions.  He is a graduate of the University of Texas and is also a licensed FINRA principal and NFA principal.  Mr. Price does not hold any ownership interest in Beeland Management.

Maura A. Clark, 56, is the chief financial officer of Beeland Management, effective January 2014. Ms. Clark has also been a principal of Price Futures Group, an affiliated introducing broker, since January, 2013. For Price Futures Group, Ms. Clark’s duties include accounting and compliance.  Ms. Clark has served as chief financial officer of Uhlmann Price Securities, LLC since January 2013.  Uhlmann Price Securities, LLC, an affiliate of Price Asset Management, Inc., is a FINRA registered broker dealer and registered investment advisory firm. From April 201 through December 2013, she served as the director of Fund Dynamics (a related party entity) a company that provides fund administration services. She served as the controller of Price Holdings (the parent company of the Managing Member) from April 2012 to December 2012 and became its Chief Financial Officer in January 2013.  From January 1988 to December 2012, she provided accounting and tax services to a diverse group of closely held businesses and their owners, including the Managing Member and related entities. Ms. Clark holds a B.A. degree from the University of Illinois at Chicago. She has been a licensed Certified Public Accountant in Illinois since 1981.  Ms. Clark does not hold any ownership interest in Beeland Management.

Price Asset Management, Inc. acquired Beeland Management in April 2013.  Price Asset Management Inc. is a commodity pool operator and commodity trading advisor registered with the CFTC. Price Asset Management Inc. is wholly owned by Price Holdings Inc.

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

(h)   Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, it has no audit committee.  The Partnership is managed by Beeland Management, its general partner.  Maura Clark serves as the Beeland Management’s “audit committee financial expert.”  Ms. Clark is not independent of the management of Beeland Management, which is a privately owned limited liability company.   Beeland Management has no independent directors.

ITEM 11.EXECUTIVE COMPENSATION

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a)   Security Ownership of Certain Beneficial Owners

The Partnership knows of no person who owns beneficially more than 5% of the units.  All of the Partnership’s general partner interest is held by Beeland Management Company, L.L.C.

(b)   Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C.  As general partner, Beeland Management Company, L.L.C. held approximately 1,304 Units in the Partnership as of December 31, 2013, representing approximately 1.14% of the Partnership’s outstanding units as of December 31, 2013.

(c)   Changes in Control

None.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Price Futures Group, Inc. (“Price Futures Group”) introduces the Partnership’s commodity trading activity to ADMIS, the Partnership’s clearing broker, and receives compensation from ADMIS for doing so.  Walter Thomas Price III and Maura A. Clark are officers of Price Futures Group.

Fund Dynamics, LLC serves as the Partnership’s administrator and receives a fee for its services.  Walter Thomas Price III is an officer of Fund Dynamics, LLC.

Uhlmann Price Securities L.L.C. (“Uhlmann”), one of several broker-dealers selling units of the Partnership, receives selling fees when units are sold by its registered brokers and a share of the selling fees when units are sold by other broker-dealers. Maura A. Clark is an officer of Uhlmann.

Price Holdings, Inc. owns 100% of Price Futures Group, Fund Dynamics, LLC and Uhlmann and Price Asset Management Inc.   Price Holdings, Inc. ESOP, an “employee stock ownership plan,” holds 100% of the stock of Price Holdings, Inc. for the benefit of its employees, including Mr. Price and Ms. Clark.  Ms. Clark is an officer of Price Holdings, Inc.

A summary of fees charged or received by related parties to the Partnership during 2013 is as follows:

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

               (1)Audit Fees. Spicer Jeffries LLP anticipates billing the Partnership for professional services rendered for the year ended December 31, 2013. McGladrey LLP billed the Partnership for professional services rendered for the year ended December 31, 2012. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2013	$32,500
2012	$112,300

(2)Audit-Related Fees. None.

(3)Tax Fees. Spicer Jeffries LLP anticipates billing the Partnership for tax compliance services which relate to the preparation of U.S. and applicable state income tax returns for the year ended December 31, 2013. McGladrey LLP provided tax compliance services which relate to the preparation of U.S. and applicable state income tax returns for the year ended December 31, 2012

2013	$4,500
2012	$35,000

(4)All Other Fees.  None.

(5)The Managing Members of Beeland Management Company, L.L.C. pre-approve the engagement of the Partnership’s auditor for all services to be provided by the auditor and have determined that the payments made for these services are compatible with maintaining the auditor’s independence.

(6)Not Applicable.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents filed as a part of the report:

(1) Financial Statements:

The following are included with the 2013 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition

Condensed Schedules of Investments

Statements of Operations

Statements of Changes in Partners' Capital

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2014.

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

Title with
Signature	General Partner	Date
/s/Walter Thomas Price III	Managing Member	March 28, 2014
Walter Thomas Price III	(Principal Executive Officer)

/s/Maura A. Clark	Principal Financial and Accounting	March 28, 2014
Maura A. Clark	Officer

 (Being the principal executive officer and the principal financial and accounting officer of Beeland Management, and the managing member of Beeland Management.)

