Form 10-Q
period 2014-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2014-05-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to________

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Page(s)
Financial Statements

Statements of Financial Condition as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	3

Condensed Schedules of Investments as of March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-17

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2014 (Unaudited)  and December 31, 2013 (Audited)

	March 31, 2014		December 31, 2013
ASSETS

Equity in broker trading accounts:
Cash at brokers	$2,169,196		$3,178,609
Unrealized gain (loss) on open futures contracts, net	147,898		(227,208)
Total equity in brokers trading accounts	2,317,094		2,951,401

U.S. Government securities, at fair value	16,198,026		16,199,351
Cash and cash equivalents	623,700		35,365
Total assets	$19,138,820		$19,186,117

LIABILITIES

Brokerage commissions payable	$2,690		$2,690
Accrued management fees – General Partner	15,559		15,482
Administrative and other fees payable	165,410		164,836
Withdrawals payable	283,060		566,907
Total liabilities	466,719		749,915

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	18,672,101		18,436,202

Total liabilities and partners’ capital (net assets)	$19,138,820	-	$19,186,117

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2014 (Unaudited)

U.S. Government securities:		Percent of Partners' Capital
(total cost - $16,196,808)	Fair Value	(Net Assets)
U.S. Treasury Bills due 4/24/2014 at .06%, principal amount $4,500,000	$4,499,846	24.10%
U.S. Treasury Bills due 5/01/2014 at .01%, principal amount $4,000,000	3,999,897	21.42
U.S. Treasury Bills due 8/14/2014 at .06%, principal amount $7,700,000	7,698,283	41.23
	$16,198,026	86.75%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$250,794	1.34%
Metals	(42,105)	(0.23)
Energy	(75,391)	(0.40)
Total U.S. Futures Positions	133,298	0.71%

Foreign Futures Positions
Agricultural	12,440	0.07
Metals	2,160	0.01
Total Foreign Futures Positions	14,600	0.08%

Total Futures Contracts	$147,898	0.79%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2013 (Audited)

U.S. Government securities:		Percent of Partners' Capital
	Fair Value	(Net Assets)
(total cost - $16,198,357)

U.S. Treasury Bills due 2/13/2014 at 0.02%, principal amount $8,200,000	$8,199,805	44.48%
U.S. Treasury Bills due 3/20/2014 at 0.01%, principal amount $4,000,000	3,999,949	21.70
U.S. Treasury Bills due 5/01/2014 at 0.03%, principal amount $4,000,000	3,999,597	21.69

	$16,199,351	87.87%

	Unrealized Gain (Loss) on Open Long	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(148,728)	(0.81)%
Metals	(55,860)	(0.30)
Energy	12,655	0.07
Total U.S. Futures Positions	(191,933)	(1.04)

Foreign Futures Positions
Agricultural	(3,261)	(0.02)
Metals	(32,014)	(0.17)
Total Foreign Futures Positions	(35,275)	(0.19)

Total Futures Contracts	$(227,208)	(1.23)%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2014 and March 31,  2013  (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Net trading gains (losses):
Realized	$501,783	$325,401
Change in unrealized	375,106	(278,803)
Commissions	(11,431)	(12,151)
	865,458	34,447

Investment income:
Interest income	1,370	3,532
	1,370	3,532

Expenses:
Management fees – General Partner	45,855	63,833
Administrative fees and other expenses	67,908	116,306
	113,763	180,139

Net investment loss	(112,393)	(176,607)

Net income (loss)	$753,065	$(142,160)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$6.67	$(1.06)
Limited Partners-Series A	$6.67	$(1.06)
Limited Partners-Series B	$6.49	$(1.06)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$8,769	$(801)
Limited Partners-Series A	708,766	(134,042)
Limited Partners-Series B	35,530	(7,317)
	$753,065	$(142,160)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2012	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284

Contributions	-	-	-	-	144	25,117	25,117	25,117

Net income (loss)	-	(801)	-	(134,042)	-	(7,317)	(141,359)	(142,160)

Withdrawals	(139)	(25,000)	(7,081)	(1,233,816)	(419)	(70,973)	(1,304,789)	(1,329,789)

Partners’ capital (net assets), March 31, 2013	1,593	$274,194	133,645	$23,003,808	6,210	$1,045,450	$24,049,258	$24,323,452

Partners’ capital (net assets), December 31, 2013	1,314	$210,692	108,236	$17,354,304	5,569	$871,206	$18,225,510	$18,436,202

Net income (loss)	-	8,769	-	708,766	-	35,530	744,296	753,065

Withdrawals	-	-	(2,995)	(486,658)	(191)	(30,508)	(517,166)	(517,166)

Partners’ capital (net assets), March 31, 2014	1,314	$219,461	105,241	$17,576,412	5,378	$876,228	$18,452,640	$18,672,101

	March 31,	March 31,
Per unit data	2014	2013

Net asset value Series A	$ 167.01	$172.13
Net asset value Series B	$ 162.91	$168.33
Net asset value General Partner	$ 167.01	$172.13

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

Accounting Policies:  The Partnership follows Generally Accepted Accounting Principles (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”), to ensure consistent reporting of financial condition and results of operation. The Partnership is an investment company and follows the accounting and reporting guidelines in FASB Topic 946.

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2010. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2014.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 using the fair value hierarchy:

	March 31, 2014	December 31, 2013
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$147,898	$(227,208)
U.S. Government securities*	16,198,026	16,199,351
Cash and cash equivalents
Money market funds	513,729	12,705

Total assets at fair value	$16,859,653	$15,984,848

*See condensed schedules of investments for further description.

At March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

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

At March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and March 31, 2013, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2014	March 31, 2014	March 31, 2014
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$272,737	$(9,503)	$263,234
Metals	169,248	(209,193)	(39,945)
Energy		(75,391)	(75,391)
Totals	$441,985	$(294,087)	$147,898

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2013	December 31, 2013	December 31, 2013
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$77,300	$(229,289)	$(151,989)
Metals	165,267	(253,141)	(87,874)
Energy	47,847	(35,192)	12,655
Totals	$290,414	$(517,622)	$(227,208)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended	Three months ended
Type of Contract	March 31, 2014	March 31, 2013
Agricultural	$756,130	$(146,451)
Metals	(53,566)	499,426
Energy	174,325	(306,377)
	$876,889	$46,598

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Line Item in Statements of Operations
Realized	$501,783	$325,401
Change in unrealized	375,106	(278,803)
	$876,889	$46,598

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2014 and 2013, the monthly average number of contracts bought and sold was 603 and 616, respectively.

As of March 31, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$441,985	$(294,087)	$147,898

Liabilities
US and foreign futures contracts	294,087	(294,087)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As March 31, 2014

	Net Amount of Unrealized Gain Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$147,898	$-	$-	$147,898
Total	$147,898	$-	$-	$147,898

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

As of December 31, 2013
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$290,414	$(290,414)	$-

Liabilities
US and foreign futures contracts	517,622	(290,414)	227,208

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2013

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(227,208)	$-	$-	$(227,208)
Total	$(227,208)	$-	$-	$(227,208)

Note 4.Agreements and Related-Party Transactions:

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

Note 4.Agreements and Related-Party Transactions (Continued):

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

Fund Dynamics, LLC, an affiliate of the General Partner through common management, and effective April 1, 2013, common ownership, acts as the Partnership’s administrator. Fund Dynamics, LLC calculates the monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements. As of January 2, 2014 Fund Dynamics, LLC is no longer an affiliate of the General Partner.

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
Management fees – General Partner	$45,855		$63,833
Administrative fees – Fund Dynamics	-	*	14,899
Trailing servicing fees – Uhlmann	32,781		45,573
Selling Fees – Uhlmann	-		513

* Not a related party, effective 1.2.2014.

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

Note 6.          Financial Instruments with Off-Balance Sheet Credit and Market Risk (Continued):

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 7.    Financial Highlights:

Financial highlights for limited partners for the three months ended March 31, 2014 and 2013 are as follows:

Per Unit Performance
	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2014	March 31, 2014	March 31, 2013	March 31, 2013
Net asset value per unit at the beginning of the period	$160.34	$156.42	$173.18	$169.39
Income (loss) from operations:
Net trading gains (losses)	7.66	7.48	0.17	0.16
Investment income:	0.01	0.01	0.02	0.02

Expenses:	(1.00)	(1.00)	(1.24)	(1.24)

Net investment gain (loss)	(0.99)	(0.99)	(1.22)	(1.22)
Net gain (loss) per unit	6.67	6.49	(1.05)	(1.06)
Net asset value per unit at the end of the period	$167.01	$162.91	$172.13	$168.33

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2014	March 31, 2014	March 31, 2013	March 31, 2013
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	(2.50)%	(2.56)%	(2.91)%	(2.98)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.47%	2.53%	2.85%	2.92%

Total return (3)	4.16%	4.15%	(0.61)%	(0.63)%

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements  (Unaudited)

Note 8.Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of March 31, 2014,  the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.7 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions to redeemed partners for the three months ended March 31, 2014.

Cash distributions to redeemed partners from excess recoveries during the three months ending March 31, 2013 totaled approximately $434,424.  Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner approximately $7,796 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2010.  There are no fees due under these arrangements as of March 31, 2014 and December 31, 2013, respectively.

The Partnership reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. There are no expenses due under these arrangements as of March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013,  $178,990 in excess Refco related recoveries were payable to redeemed limited partners.

Note 9.Indemnifications:

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

Note 10.Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2014, the statement of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2014 and 2013 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2014, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events:

Subsequent to March 31, 2014 withdrawals totaled approximately  $369,500.

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

CAPITAL RESOURCES

The Partnership raised additional capital only through the sale of Units offered pursuant to its offering, which ceased May 1, 2013. The Partnership does not intend to raise any capital through borrowing.  Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

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

At March 31, 2014 and December 31, 2013, the Partnership’s net assets were $18,672,101 and $18,436,202, respectively.

	Three months ended	Three months ended
Net Revenues	March 31, 2014	March 31, 2013
Realized net trading gains	$501,783	$325,401
Unrealized trading gains (losses)	375,106	(278,803)
Interest income	1,370	3,532
Commissions	(11,431)	(12,151)

Total Net Revenues	866,828	37,979

Operating Expenses
Management fees	45,855	63,833
Administrative fees and other expenses	67,908	116,306

Total Operating Expenses	113,763	180,139

Net Income (Loss)	$753,065	$(142,160)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2014

The Partnership posted a loss of -1.59% in January.  The performance for all of the Index’s sectors was negative.  The energy, agricultural and metals sectors posted losses  of -.49%, -.30% and -.56% respectively. The best performing commodities in January were natural gas, coffee, oats, cocoa and lean hogs.  The highest grossing commodities were gas, coffee, corn, gold and live cattle.

The Partnership posted a gain of 5.26% in February.  The performance for all of the Index’s sectors was positive.  The energy, agriculture and metals sectors posted gains of 1.89%, 2.47% and 1.05%, respectively.  The best performing commodities in February were oats, coffee, lean hogs, sugar and soybeans.  The highest grossing commodities were light crude, brent crude, soybeans, wheat and silver.

The Partnership posted a gain of .56% in March.  The performance for the Index’s sectors was mixed.  The agricultural sector posted a gain of 1.95%, while the energy and metals sectors posted losses of -.40% and -.75%, respectively.  The best performing commodities in March were wheat, lean hogs, corn, nickel and cotton.  The highest grossing commodities were wheat, corn, cotton, lean hogs and KC wheat.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2014 (unaudited) and December 31, 2013.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2014.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2014	(1,360.80)	$157.78
February 28, 2014	(1,057.04)	$166.09
March 31, 2014	(577.14)	$167.01

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2014	(58.05)	$153.92
February 28, 2014	(93.45)	$162.02
March 31, 2014	(39.48)	$162.91

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2014.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Registrant)

By: Beeland Management Company, L.L.C.

 General Partner

By: /s/Walter Thomas Price III

Walter Thomas Price III

Managing Member

(Principal Executive Officer)

By: /s/ Maura A. Clark

Maura A. Clark

Managing Member

(Principal Financial and Accounting Officer)