Form 10-Q
period 2014-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2014-08-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2014 (Unaudited)  and December 31, 2013 (Audited)

	June 30, 2014	December 31, 2013
ASSETS

Equity in broker trading accounts:
Cash at brokers	$2,584,684	$3,178,609
Unrealized gain (loss) on open futures contracts, net	15,810	(227,208)
Total equity in brokers trading accounts	2,600,494	2,951,401

U.S. Government securities, at fair value	15,698,335	16,199,351
Cash and cash equivalents	238,990	35,365
Total assets	$18,537,819	$19,186,117

LIABILITIES

Brokerage commissions payable	$2,690	$2,690
Accrued management fees – General Partner	14,931	15,482
Administrative and other fees payable	125,581	164,836
Withdrawals payable	667,353	566,907
Total liabilities	810,555	749,915

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	17,727,264	18,436,202

Total liabilities and partners’ capital (net assets)	$18,537,819	$19,186,117

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of June 30, 2014 (Unaudited)

U.S. Government securities:		Percent of Partners' Capital
(total cost - $15,696,195)	Fair Value	(Net Assets)
U.S. Treasury Bills due 08/14/14 at .06%, principal amount $7,700,000	$7,699,432	43.43%
U.S. Treasury Bills due 10/16/2014 at .04%, principal amount $4,000,000	3,999,583	22.56
U.S. Treasury Bills due 11/13/2014 at .05%, principal amount $4,000,000	3,999,320	22.56
	$15,698,335	88.55%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(225,344)	(1.27)%
Metals	95,475	0.54
Energy	52,986	0.30
Total U.S. Futures Positions	(76,883)	(0.43)%

Foreign Futures Positions
Agricultural	(13,637)	(0.08)
Metals	106,330	0.60
Total Foreign Futures Positions	92,693	0.52%

Total Futures Contracts	$15,810	0.09%

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
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2014 and June 30,  2013  (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net trading gains (losses):
Realized	$ 225,289	$ (1,504,008)	$ 727,072	$ (1,178,606)
Change in unrealized	(132,089)	(274,920)	243,018	(553,723)
Commissions	(10,491)	(14,265)	(21,923)	(26,416)
	82,709	(1,793,193)	948,167	(1,758,745)

Investment income:
Interest income	2,166	2,695	3,536	6,227
	2,166	2,695	3,536	6,227

Expenses:
Management fees – General Partner	45,889	57,154	91,743	120,986
Administrative fees and other expenses	67,522	101,850	135,431	218,158
	113,411	159,004	227,174	339,144

Net investment loss	(111,245)	(156,309)	(223,638)	(332,917)

Net income (loss)	$ (28,536)	$ (1,949,502)	$ 724,529	$ (2,091,662)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$ (0.27)	$ (14.14)	$ 6.40	$ (15.20)
Limited Partners-Series A	$ (0.27)	$ (14.14)	$ 6.40	$ (15.20)
Limited Partners-Series B	$ (0.29)	$ (13.85)	$ 6.20	$ (14.90)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$ (360)	$ (21,888)	$ 8,409	$ (22,689)
Limited Partners-Series A	(26,665)	(1,845,049)	682,101	(1,979,091)
Limited Partners-Series B	(1,511)	(82,565)	34,019	(89,882)
	$ (28,536)	$ (1,949,502)	$ 724,529	$ (2,091,662)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Six Months Ended June 30, 2014 and June 30, 2013 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2013	1,314	$210,692	108,236	$17,354,304	5,569	$871,206	$18,225,510	$18,436,202

Contributions	-	-	-	-	-	-	-	-

Net income	-	8,409	-	682,101	-	34,019	716,120	724,529

Withdrawals	-	-	(8,410)	(1,391,696)	(259)	(41,771)	(1,433,467)	(1,433,467)

Partners’ capital (net assets), June 30, 2014	1,314	$219,101	99,826	$16,644,709	5,310	$863,454	$17,508,163	$17,727,264

Partners’ capital (net assets), December 31, 2012	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284

Contributions	-	-	-	-	144	25,117	25,117	25,117

Net loss	-	(22,689)	-	(1,979,091)	-	(89,882)	(2,068,973)	(2,091,662)

Withdrawals	(294)	(50,000)	(16,674)	(2,794,321)	(889)	(146,919)	(2,941,240)	(2,991,240)

Partners’ capital (net assets), June 30, 2013	1,438	$227,306	124,052	$19,598,254	5,740	$886,939	$20,485,193	$20,712,499

	June 30,	June 30,
Per unit data	2014	2013

Net asset value Series A	$ 166.74	$ 157.99
Net asset value Series B	$ 162.62	$ 154.48
Net asset value General Partner	$ 166.74	$ 157.99

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2010. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through June 30, 2014.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 using the fair value hierarchy:

	June 30, 2014	December 31, 2013
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$15,810	$(227,208)
U.S. Government securities*	15,698,335	16,199,351
Cash and cash equivalents
Money market funds	53,811	12,705

Total assets at fair value	$15,767,956	$15,984,848

*See condensed schedules of investments for further description.

At June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and June 30, 2013 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

In addition, substantially all of the Partnership’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3.Derivative Transactions:

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

At June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and June 30, 2013, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	June 30, 2014	June 30, 2014	June 30, 2014
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$68,412	$(307,393)	$(238,981)
Metals	287,559	(85,754)	201,805
Energy	74,942	(21,956)	52,986
Totals	$430,913	$(415,103)	$15,810

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2013	December 31, 2013	December 31, 2013
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$77,300	$(229,289)	$(151,989)
Metals	165,267	(253,141)	(87,874)
Energy	47,847	(35,192)	12,655
Totals	$290,414	$(517,622)	$(227,208)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Contract	2014	2013	2014	2013
Agricultural	$(511,229)	$(539,742)	$244,902	$(686,192)
Metals	248,622	(723,256)	195,056	(223,830)
Energy	355,808	(515,930)	530,133	(822,307)
	$93,200	$(1,778,928)	$970,090	$(1,732,329)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Line Item in Statements of Operations
Realized	$225,289	$(1,504,008)	$727,072	$(1,178,606)
Change in unrealized	(132,089)	(274,920)	243,018	(553,723)
	$93,200	$(1,778,928)	$970,090	$(1,732,329)

Trading income is exclusive of brokerage commissions.

For the three and six months ended June 30, 2014 and 2013, the monthly average number of contracts bought and sold was 628,  616,  423 and 520, respectively.

As of June 30, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$430,913	$(415,103)	$15,810

Liabilities
US and foreign futures contracts	$415,103	$(415,103)	$-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of June 30, 2014

	Net Amount of Unrealized Gain Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$15,810	$-	$-	$15,810
Total	$15,810	$-	$-	$15,810

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

As of December 31, 2013
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$290,414	$(290,414)	$-

Liabilities
US and foreign futures contracts	$517,622	$(290,414)	$227,208

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2013

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(227,208)	$-	$-	$(227,208)
Total	$(227,208)	$-	$-	$(227,208)

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
Management fees – General Partner	$45,889		$57,154	$91,743		$120,986
Administrative fees – Fund Dynamics	$-	*	$13,543	$-	*	$28,442
Trailing servicing fees – Uhlmann	$32,415		$41,059	$65,196		$86,632
Selling Fees – Uhlmann	$-		$-	$-		$513

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

Note 7.    Financial Highlights:

Financial highlights for limited partners for the three and six months ended June 30, 2014 and 2013 are as follows:

Per Unit Performance
	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Net asset value per unit at the beginning of the period	$167.01	$162.91	$172.13	$168.33
Income (loss) from operations:
Net trading gains (losses)	0.75	0.72	(12.99)	(12.72)

Investment income	0.02	0.02	0.02	0.02
Expenses	(1.04)	(1.03)	(1.17)	(1.15)

Net investment loss	(1.02)	(1.01)	(1.15)	(1.13)
Net loss per unit	(0.27)	(0.29)	(14.14)	(13.85)
Net asset value per unit at the end of the period	$166.74	$162.62	$157.99	$154.48

	Series A	Series B	Series A	Series B
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Net asset value per unit at the beginning of the period	$160.34	$156.42	$173.18	$169.39
Income (loss) from operations:
Net trading gains (losses)	8.41	8.20	(12.82)	(12.55)

Investment income	0.03	0.03	0.04	0.04
Expenses	(2.04)	(2.03)	(2.41)	(2.40)

Net investment loss	(2.01)	(2.00)	(2.37)	(2.36)
Net gain (loss) per unit	6.40	6.20	(15.19)	(14.91)
Net asset value per unit at the end of the period	$166.74	$162.62	$157.99	$154.48

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.    Financial Highlights (Continued):

	Series A	Series B	Series A	Series B
	Three months ended	Three months ended	Three months ended	Three months ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.44)%	(2.49)%	(2.89)%	(2.90)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.48%	2.54%	2.85%	2.85%

Total return (3)	(0.16)%	(0.18)%	(8.22)%	(8.23)%

	Series A	Series B	Series A	Series B
	Six months ended	Six months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	(2.45)%	(2.50)%	(3.21)%	(3.29)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.49%	2.53%	2.86%	2.90%

Total return (3)	3.99%	3.96%	(10.63)%	(10.64)%

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

(3)Not annualized.

Note 8.Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of June 30, 2014,  the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.7 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8.Litigation (Continued):

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions to redeemed partners during the six months ended June 30, 2014.

Cash distributions to redeemed partners from excess recoveries during the six months ending June 30, 2013 totaled approximately $434,424.  Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner approximately $7,796 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2010.  There are no fees due under these arrangements as of June 30, 2014 and December 31, 2013, respectively.

The Partnership reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. There are no expenses due under these arrangements as of June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013,  $178,990 in excess Refco related recoveries were payable to redeemed limited partners.

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

Note 10.Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2014, the statement of operations and changes in partners’ capital (net assets) for the three and six months ended June 30, 2014 and 2013 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2014, results of operations and changes in partner’s capital (net assets) for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events:

Subsequent to June 30, 2014 withdrawals totaled approximately  $ 402,469. Effective August 4, 2014, Maura A. Clark, is no longer acting Chief Financial Officer of Beeland Management Company, LLC.  Marilyn Cleeff has been appointed as Beeland Management Company, LLC’s Chief Financial Officer effective August 4, 2014.

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

At June 30, 2014 and December 31, 2013, the Partnership’s net assets were $17,727,264 and $18,436,202, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Revenues	2014	2013	2014	2013
Realized net trading gains	$225,289	$(1,504,008)	$727,072	$(1,178,606)
Unrealized trading gains (losses)	(132,089)	(274,920)	243,018	(553,723)
Interest income	2,166	2,695	3,536	6,227
Commissions	(10,491)	(14,265)	(21,923)	(26,416)

Total Net Revenues	84,875	(1,790,498)	951,702	(1,752,518)

Operating Expenses
Management fees	45,889	57,154	91,743	120,986
Administrative fees and other expenses	67,522	101,850	135,431	218,158

Total Operating Expenses	113,411	159,004	227,174	339,144

Net Income (Loss)	$(28,536)	$(1,949,502)	$724,529	$(2,091,662)

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

The Partnership posted a gain of .93% in April.  The performance for all of the Index’s sectors was positive.     The energy, agriculture and metals sectors posted gains of .40%, .52% and .19%, respectively.  The best performing commodities in April were nickel, natural gas, palladium, soybean meal and soybeans. The highest grossing commodities were natural gas, soybeans, nickel, wheat and corn.

The Partnership posted a loss of -2.00% in May.  The performance for the Index’s sectors was mixed.  The energy sector posted a gain of .49%, while the agricultural and metals sectors posted losses of -2.21% and -.02%, respectively.  The best performing commodities in May were nickel, cocoa, palladium, light crude and copper. The highest grossing commodities were light crude, brent crude, copper, aluminum and nickel.

The Partnership posted a gain of .94% in June.  The performance for the Index’s sectors was mixed.  The energy and metals sectors posted gains of 1.06% and 1.21%, respectively while the agricultural sector posted a loss of -1.15%.   The best performing commodities in June were silver, live cattle, zinc, gold and lean hogs. The highest grossing commodities were light crude, silver, brent crude, gold and live cattle.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2014 (unaudited) and December 31, 2013.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2014.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2014	(2,140.93)	$168.57
May 31, 2014	(1,126.91)	$165.19
June 30, 2014	(2,147.06)	$166.74

Series B

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2014	(50.00)	$164.42
May 31, 2014	(18.89)	$161.12
June 30, 2014	-	$162.62

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2014.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Registrant)

By: Beeland Management Company, L.L.C.

 General Partner

By: /s/Walter Thomas Price III

Walter Thomas Price III

Managing Member

(Principal Executive Officer)

By: /s/ Marilyn Cleeff

Marilyn Cleeff

Principal Financial and Accounting Officer