Form 10-Q
period 2014-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2014-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

The following financial statements of Rogers International Raw Materials Fund, L.P. are included in Item 1:

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2014 (Unaudited)  and December 31, 2013 (Audited)

	September 30, 2014	December 31, 2013
ASSETS

Equity in broker trading accounts:
Cash at brokers	$2,695,190	$3,178,609
Unrealized gain (loss) on open futures contracts, net	(873,004)	(227,208)
Total equity in brokers trading accounts	1,822,186	2,951,401

U.S. Government securities, at fair value	12,498,738	16,199,351
Cash and cash equivalents	245,588	35,365
Total assets	$14,566,512	$19,186,117

LIABILITIES

Brokerage commissions payable	$2,690	$2,690
Accrued management fees – General Partner	12,634	15,482
Administrative and other fees payable	118,067	164,836
Withdrawals payable	692,741	566,907
Total liabilities	826,132	749,915

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	13,740,380	18,436,202

Total liabilities and partners’ capital (net assets)	$14,566,512	$19,186,117

See accompanying notes to the financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2014 (Unaudited)

U.S. Government securities:		Percent of Partners' Capital
(total cost - $12,497,323)	Fair Value	(Net Assets)

U.S. Treasury Bills due 10/16/2014 at .04%, principal amount $2,500,000	2,499,961	18.19
U.S. Treasury Bills due 11/13/2014 at .05%, principal amount $4,000,000	3,999,780	29.11
U.S. Treasury Bills due 02/12/2015 at .05%, principal amount $6,000,000	5,998,997	43.66
	$12,498,738	90.96%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
Futures contracts*:	Contracts	(Net Assets)

U.S. Futures Positions
Agricultural	$(451,244)	(3.28)%
Metals	(199,670)	(1.45)
Energy	(95,884)	(0.70)
Total U.S. Futures Positions	(746,798)	(5.43)%

Foreign Futures Positions
Agricultural	(15,691)	(0.11)
Metals	(110,515)	(0.80)
Total Foreign Futures Positions	(126,206)	(0.91)%

Total Futures Contracts	$(873,004)	(6.35)%

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
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2014 and September 30,  2013  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net trading gains (losses):
Realized	$ (1,165,441)	$ 418,601	$ (438,369)	$ (760,005)
Change in unrealized	(888,814)	489,836	(645,796)	(63,887)
Commissions	(9,474)	(10,153)	(31,396)	(36,569)
	(2,063,729)	898,284	(1,115,561)	(860,461)

Investment income:
Interest income	2,037	1,943	5,572	8,170
Other income	-	41,632	-	41,632
	2,037	43,575	5,572	49,802

Expenses:		-
Management fees – General Partner	41,036	52,308	132,780	173,294
Administrative fees and other expenses	62,113	96,015	197,543	314,173
	103,149	148,323	330,323	487,467

Net investment loss	(101,112)	(104,748)	(324,751)	(437,665)

Net income (loss)	$ (2,164,841)	$ 793,536	$ (1,440,312)	$ (1,298,126)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$ (21.34)	$ 5.92	$ (14.94)	$ (9.27)
Limited Partners-Series A	$ (21.34)	$ 5.92	$ (14.94)	$ (9.27)
Limited Partners-Series B	$ (20.83)	$ 5.44	$ (14.64)	$ (9.46)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$ (28,040)	$ 8,521	$ (19,631)	$ (14,168)
Limited Partners-Series A	(2,026,487)	753,130	(1,344,387)	(1,225,961)
Limited Partners-Series B	(110,314)	31,885	(76,294)	(57,997)
	$ (2,164,841)	$ 793,536	$ (1,440,312)	$ (1,298,126)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2014 and September 30, 2013 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2013	1,314	$210,692	108,236	$17,354,304	5,569	$871,206	$18,225,510	$18,436,202

Contributions	-	-	-	-	-	-	-	-

Net loss	-	(19,631)	-	(1,344,387)	-	(76,294)	(1,420,681)	(1,440,312)

Withdrawals	-	-	(20,198)	(3,209,274)	(289)	(46,236)	(3,255,509)	(3,255,509)

Partners’ capital (net assets), September 30, 2014	1,314	$191,061	88,038	$12,800,643	5,280	$748,676	$13,549,320	$13,740,380

Partners’ capital (net assets), December 31, 2012	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284

Contributions	-	-	-	-	144	25,117	25,117	25,117

Net loss		(14,168)		(1,225,961)	-	(57,997)	(1,283,958)	(1,298,126)

Withdrawals	(293)	(50,000)	(24,692)	(4,126,799)	(1,035)	(171,089)	(4,297,888)	(4,347,888)

Partners’ capital (net assets), September 30, 2013	1,439	$235,827	116,034	$19,018,906	5,594	$894,654	$19,913,560	$20,149,387

	September	September
Per unit data	2014	2013

Net asset value Series A	$ 145.40	$ 163.91
Net asset value Series B	$ 141.79	$ 159.93
Net asset value General Partner	$ 145.40	$ 163.91

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2010. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2014.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 using the fair value hierarchy:

	September 30, 2014	December 31, 2013
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$(873,004)	$(227,208)
U.S. Government securities*	12,498,738	16,199,351
Cash and cash equivalents
Money market funds	111,540	12,705

Total assets at fair value	$11,737,274	$15,984,848

*See condensed schedules of investments for further description.

At September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and September 30, 2013 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

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

At September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and September 30, 2013, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2014	September 30, 2014	September 30, 2014
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$31,864	$(498,799)	$(466,935)
Metals	133,262	(443,447)	(310,185)
Energy	14,140	(110,024)	(95,884)
Totals	$179,266	$(1,052,270)	$(873,004)

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2013	December 31, 2013	December 31, 2013
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$77,300	$(229,289)	$(151,989)
Metals	165,267	(253,141)	(87,874)
Energy	47,847	(35,192)	12,655
Totals	$290,414	$(517,622)	$(227,208)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued):

Trading revenue for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Contract	2014	2013	2014	2013
Agricultural	$(903,588)	$(16,474)	$(658,687)	$(702,665)
Metals	(273,561)	653,706	(78,505)	429,875
Energy	(877,106)	271,205	(346,973)	(551,102)
	$(2,054,255)	$908,437	$(1,084,165)	$(823,892)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Line Item in Statements of Operations
Realized	$(1,165,441)	$418,601	$(438,369)	$(760,005)
Change in unrealized	(888,814)	489,836	(645,796)	(63,887)
	$(2,054,255)	$908,437	$(1,084,165)	$(823,892)

Trading income is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2014 and 2013, the monthly average number of contracts bought and sold was 515,  582,  509 and 610, respectively.

As of September 30, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$179,266	$(1,052,270)	$(873,004)

Liabilities
US and foreign futures contracts	$1,052,270	$(1,052,270)	$-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of September 30, 2014

	Net Amount of Unrealized Gain Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(873,004)	$-	$-	$(873,004)
Total	$(873,004)	$-	$-	$(873,004)

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
Management fees – General Partner	$41,036		$52,307	$132,780		$173,294
Administrative fees – Fund Dynamics	$-	*	$12,464	$-	*	$40,906
Trailing servicing fees – Uhlmann	$29,627		$38,882	$94,823		$125,514
Selling Fees – Uhlmann	$-		$-	$-		$513

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

Note 7Financial Highlights:

Financial highlights for limited partners for the three and nine months ended September 30, 2014 and 2013 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	September 30, 2014		September 30, 2013
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$166.74	$162.62	$157.99	$154.48
Income (loss) from operations:
Net trading gains (losses)	(20.33)	(19.84)	7.07	6.59

Investment income	0.02	0.02	0.02	0.01
Expenses	(1.03)	(1.01)	(1.17)	(1.15)

Net investment loss	(1.01)	(0.99)	(1.15)	(1.14)
Net gain (loss) per unit	(21.34)	(20.83)	5.92	5.45
Net asset value per unit at the end of the period	$145.40	$141.79	$163.91	$159.93

	Nine months ended		Nine months ended
	September 30, 2014		September 30, 2013
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$160.34	$156.42	$173.18	$169.39
Income (loss) from operations:
Net trading gains (losses)	(11.91)	(11.64)	(5.74)	(5.97)

Investment income	0.05	0.05	0.06	0.06
Expenses	(3.08)	(3.04)	(3.59)	(3.55)

Net investment loss	(3.03)	(2.99)	(3.53)	(3.49)
Net gain (loss) per unit	(14.94)	(14.63)	(9.27)	(9.46)
Net asset value per unit at the end of the period	$145.40	$141.79	$163.91	$159.93

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights (Continued):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.57)%	(2.58)%	(2.90)%	(2.95)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.62%	2.52%	2.86%	2.89%

Total return (3)	(12.80)%	(12.81)%	3.75%	3.53%

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Series A	Series B	Series A	Series B
Ratio of net investment gain (loss) to average partners’ capital (net assets)(1)	(3.75)%	(3.80)%	(4.34)%	(4.39)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.81%	3.86%	4.27%	4.32%

Total return (3)	(9.32)%	(9.36)%	(5.35)%	(5.58)%

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

(3)Not annualized.

Note 8.Litigation:

The Partnership is a beneficiary of a Litigation Trust which is seeking recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). As of September 30, 2014,  the Partnership has received the full value of its allowed claims in the Refco Bankruptcy and has recovered approximately $5.7 million in excess of its allowed securities claim in the Refco Bankruptcy and may receive additional Refco Bankruptcy related recoveries, although there can be no assurance that it will or that any additional recoveries will be material. Management is unable to estimate the amounts of any such additional recoveries.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 8.Litigation (Continued):

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions to redeemed partners during the nine months ended September 30, 2014.    Cash distributions to redeemed partners from excess recoveries during the nine months ending September 30, 2013 totaled approximately $434,424.

Pursuant to Section 12.2 of the Partnership’s Agreement of Limited Partnership, the Partnership reimbursed the General Partner approximately $7,796 from excess recoveries for legal costs incurred by the General Partner defending against suits related to the Refco Bankruptcy in 2010.  There are no fees due under these arrangements as of September 30, 2014 and December 31, 2013, respectively.

The Partnership reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees. There are no expenses due under these arrangements as of September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013,  $178,990 in excess Refco related recoveries were payable to redeemed limited partners.

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

Note 10.Interim Financial Statements:

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2014, the statement of operations and changes in partners’ capital (net assets) for the three and nine months ended September 30, 2014 and 2013 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2014, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events:

Subsequent to September 30, 2014 withdrawals totaled approximately  $171,086.

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

At September 30, 2014 and December 31, 2013, the Partnership’s net assets were $13,740,381 and $18,436,202, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenues	2014	2013	2014	2013
Realized net trading gains	$(1,165,441)	$418,601	$(438,369)	$(760,005)
Unrealized trading gains (losses)	(888,814)	489,836	(645,796)	(63,887)
Interest income	2,037	1,943	5,572	8,170
Commissions	(9,474)	(10,153)	(31,396)	(36,569)
Other income	-	41,632	-	41,632

Total Net Revenues	(2,061,692)	941,859	(1,109,989)	(810,659)

Operating Expenses
Management fees	41,036	52,308	132,780	173,294
Administrative fees and other expenses	62,113	96,015	197,543	314,173

Total Operating Expenses	103,149	148,323	330,323	487,467

Net Income (Loss)	$(2,164,841)	$793,536	$(1,440,312)	$(1,298,126)

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

The Partnership posted a loss of -5.27% in July.  The performance for the Index’s sectors was mixed.  The metals sector posted a gain of 0.13%, while the agricultural and energy sectors posted losses of -2.42% and -2.67%, respectively.  The best performing commodities in July were oats, zinc, palladium, aluminum and coffee. The highest grossing commodities were aluminum, zinc, coffee, live cattle and copper.

The Partnership posted a loss of -1.19% in August.  The performance for the Index’s sectors were all negative.  The agricultural, energy and metals sectors posted losses of -0.34%, -0.44% and -0.11%, respectively.  The best performing commodities in August were palladium, natural gas, lumber, cotton and aluminum. The highest grossing commodities were natural gas, cotton, aluminum, wheat and lumber.

The Partnership posted a loss of -6.84% in September.  The performance for the Index’s sectors were all negative.  The agricultural, energy and metals sectors posted losses of -2.42%, -2.18% and -1.84%, respectively.  The best performing commodities in September were live cattle, cocoa, lean hogs, soybean oil and rough rice. The highest grossing commodities were live cattle, cocoa, lean hogs, soybean oil and rough rice.

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

The Partnership posted a gain of 3.25% in July.  For the month of July, the performance for the Index’s sectors was mixed. The energy and metals sectors posted gains of 3.11% and 0.52%, respectively, while the agriculture sector posted a  loss of –0.37%. The best performing commodities in July were cocoa, coffee, orange juice, palladium and RBOB gasoline.  The highest grossing commodities were light crude, brent crude, RBOB gasoline, gold andcoffee.

The Partnership posted a gain of- 3.13% in August.  For the month of August, the performance for the Index’s sectors were all positive. The agriculture, energy and metals sectors posted gains of 0.49%, 0.94% and 1.94%, respectively. The best performing commodities in August were silver, soybean meal, soybeans, rubber and euro rapeseed.  The highest grossing commodities were light crude, brent crude, soybeans, silver and gold.

The Partnership posted a loss of- 2.58% in September.  For the month of September, the performance for the Index’s sectors were all negative.  The agriculture, energy and metals sectors posted losses of -0.36%, -1.90% and -0.16%, respectively. The best performing commodities in September were tin, cocoa, lumber, and sugar.  The highest grossing commodities were cotton, wheat, copper, tin and lumber.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2014 (unaudited) and December 31, 2013.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2014.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2014	(2,547.98)	$157.96
August 31, 2014	(6,492.52)	$156.07
September 30, 2014	(2,637.85)	$145.40

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2014	-	$154.05
August 31, 2014	(29.33)	$152.20
September 30, 2014	-	$141.79

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