Form 10-K
period 2014-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2015-03-30
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐  No☒

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

The Partnership subsequently filed an additional registration statement with the SEC to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2015.

Effective September 22, 2010, the Partnership filed an additional registration statement with the SEC to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”).  A total of $1,280,078 of Series B units has been sold to the public as of March 1, 2015.  Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units do not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates. Effective May 1, 2013, the Partnership ceased offering its units of limited partnership and subsequently deregistered the unsold balance of its registered units.

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

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”).  The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future.  Funds for its business were obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading.  At December 31, 2014, the Partnership was not accepting contributions.

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

ADM Investor Services, Inc. (“ADMIS”) acts as the futures commission merchant for the Partnership, and The Price Futures Group, Inc.,  an affiliate of Beeland Management,  acts as introducing broker for the Partnership.  Unit holders of Series A and B units normally may be redeemed at any month end upon 6 business days written notice to the Partnership’s general partner.

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

(b)   Holders.  There were approximately 501 Series A and 38 Series B Limited Partners at March 1, 2015.

(c)   Dividends.  The Fund has not paid any dividends.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.  There are no securities authorized for issuance under equity compensation plans.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.  There have been no sales of unregistered securities of the Partnership during 2014.

(f)   Issuer Purchases of Equity Securities.  Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit.  The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of  2014:

Series A

Month		Redemption Date
	Units Redeemed:	NAV per Unit
October 31, 2014	(728.27)	142.67
November 30, 2014	(3,252.01)	133.13
December 31, 2014	(3,150.25)	121.70

Series B

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2014	(482.93)	139.12
November 30, 2014	(209.97)	129.81
December 31, 2014	(66.90)	118.36

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

CAPITAL RESOURCES

The Partnership has raised capital only through the sale of units of limited partnership interest.  At December 31, 2014,  the Partnership was not accepting contributions.   The Partnership does not intend to raise any capital through borrowing.  Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  During a single trading day, no trades may be executed at prices beyond the daily limit.  This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Trading in forward or other over the counter contracts introduces a possible further impact on liquidity.  Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments.  Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2014, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

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

At December 31, 2014 and 2013, the Partnership’s net assets were $10,541,678 and $18,436,202, respectively.

	Year ended	Year ended
	2014	2013
Net Revenues
Realized net trading loss	$(2,915,724)	$(946,080)
Change in unrealized net trading gain (loss)	(278,574)	(177,085)
Interest income	7,105	9,362
Other income	25,725	41,632

Total Net Revenues	$(3,161,467)	$(1,072,171)

Operating Expenses
Brokerage commissions	39,746	44,549
Management fees	165,291	221,721
Administrative and other fees	249,901	405,492

Total Operating Expenses	$454,938	$671,762

2014

During 2014, the Index and the Partnership experienced negative performance. The Index can be categorized into three sectors: agriculture, energy and metals. During 2014, the performance of the Index’s sectors were all negative.  Agriculture, energy and metals sectors posted decreases of -1.97%, -19.89% and -2.29%, respectively. The Index returned -22.21% while the Partnership returned -24.10%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level.

The Partnership had no capital contributions in 2014. The total capital withdrawals in 2014 were  $4,278,118.

2013

During 2013, the Index and the Partnership experienced negative performance. The Index can be categorized into three sectors: agriculture, energy and metals. During 2013, the performance of the Index’s sectors was mixed. Energy led the sectors with an increase of 3.347% while agriculture and metals sectors posted decreases of -4.32% and -3.93%, respectively. The Index returned -4.49% while the Partnership returned -7.42%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level.

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

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2014 and December 31, 2013, and the related statements of operations and changes in partners’ capital (net assets) for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2014 and December 31, 2013, and the results of its operations for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 30, 2015

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2014 and 2013

	2014	2013
ASSETS

Equity in broker trading accounts:
Cash at brokers	$2,269,630	$3,178,609
Unrealized (loss) on open futures contracts, net	(505,782)	(227,208)
Total equity in brokers trading accounts	1,763,848	2,951,401

U.S. Government securities, at fair value (cost of
$9,497,527 and $16,198,357)	9,498,692	16,199,351
Cash and cash equivalents	265,878	35,365
Total assets	$11,528,418	$19,186,117

LIABILITIES

Brokerage commissions payable	$2,690	$2,690
Accrued management fees – General Partner	9,968	15,482
Administrative and other fees payable	118,838	164,836
Withdrawals payable	855,244	566,907
Total liabilities	986,740	749,915

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	10,541,678	18,436,202

Total liabilities and partners’ capital (net assets)	$11,528,418	$19,186,117

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2014

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $9,497,527)

U.S. Treasury Bills due 2/12/2015 at 0.05%, principal amount $4,500,000	$4,499,760	42.69%
U.S. Treasury Bills due 4/16/2015 at 0.04%, principal amount $1,500,000	1,499,827	14.23
U.S. Treasury Bills due 5/21/2015 at 0.07%, principal amount $3,500,000	3,499,105	33.19

	$9,498,692	90.11%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:

U.S. Futures Positions
Agricultural	$(30,914)	(0.29)%
Metals	(26,100)	(0.25)
Energy	(339,257)	(3.22)
Total U.S. Futures Positions	(396,271)	(3.76)

Foreign Futures Positions
Agricultural	16,984	0.16
Metals	(126,495)	(1.20)
Total Foreign Futures Positions	(109,511)	(1.04)

Total Futures Contracts	$(505,782)	(4.80)%

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2014 and 2013

	2014	2013

Net trading gains (losses):
Realized	$(2,915,724)	$(946,080)
Change in unrealized	(278,574)	(177,085)
Commissions	(39,746)	(44,549)
	(3,234,044)	(1,167,714)

Investment income:
Interest income	7,105	9,362
Other income	25,725	41,632
	32,830	50,994

Expenses:
Management fees – General Partner	165,291	221,721
Administrative and other fees	249,901	405,492
	415,192	627,213

Net investment income (loss)	(382,362)	(576,219)

Net income (loss)	$(3,616,406)	$(1,743,933)

Net increase (decrease) in NAV per GP and LP unit for the period:

General Partner	$(38.64)	$(12.84)
Limited Partners-Series A	$(38.64)	$(12.84)
Limited Partners-Series B	$(38.06)	$(12.97)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(50,768)	$(19,303)
Limited Partners-Series A	(3,378,096)	(1,646,980)
Limited Partners-Series B	(187,542)	(77,650)
	$(3,616,406)	$(1,743,933)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)
For the years ended December 31, 2014 and 2013

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), January 1, 2013	1,732	$299,995	140,726	$24,371,666	6,485	$1,098,623	$25,470,289	$25,770,284

Contributions					145	25,117	25,117	25,117

Net income		(19,303)		(1,646,980)		(77,650)	(1,724,630)	(1,743,933)

Withdrawals	(418)	(70,000)	(32,490)	(5,370,382)	(1,061)	(174,884)	(5,545,266)	(5,615,266)

Partners’ capital (net assets), December 31, 2013	1,314	210,692	108,236	17,354,304	5,569	871,206	18,225,510	18,436,202

Net loss	-	(50,768)	-	(3,378,096)	-	(187,542)	(3,565,638)	(3,616,406)

Withdrawals	-	-	(27,328)	(4,129,524)	(1,049)	(148,594)	(4,278,118)	(4,278,118)

Partners’ capital (net assets), December 31, 2014	1,314	$159,924	80,908	$9,846,684	4,520	$535,070	$10,381,754	$10,541,678

Per unit data	2014	2013

Net asset value Series A	$121.70	$160.34
Net asset value Series B	$118.36	$156.42
Net asset value General Partner	$121.70	$160.34

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011.  The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2014.

Note 1. Significant Accounting Policies (continued):

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

-During the years, substantially all of the Partnership’s investments were level 1 or 2;

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 using the fair value hierarchy:

Note 2. Fair Value of Financial Instruments (continued):

	2014	2013
Description	Level 1	Level 1

Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(505,782)	$(227,208)
U.S. Government securities*	9,498,692	16,199,351
Cash and cash equivalents:
Money market funds	198,304	12,705

	$9,191,214	$15,984,848

*See the condensed schedule of investments for further description.

During the years ended December 31, 2014 and 2013, there were no Level 2 or Level 3 assets or liabilities.

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2014 and 2013.

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

As of and for the years ended December 31, 2014 and 2013, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2014	December 31, 2014	December 31, 2014
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$77,898	$(91,828)	$(13,930)
Metals	98,632	(251,227)	(152,595)
Energy	1,800	(341,057)	(339,257)
	$178,330	$(684,112)	$(505,782)

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2013	December 31, 2013	December 31, 2013
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$77,300	$(229,289)	$(151,989)
Metals	165,267	(253,141)	(87,874)
Energy	47,847	(35,192)	12,655
	$290,414	$(517,622)	$(227,208)

*The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Note 3. Derivative Transactions  (continued):

Trading Revenue** for the years ended December 31, 2014 and 2013:

Type of Instrument	12/31/2014	12/31/2013

Futures positions:
Agricultural	$(351,735)	$(933,016)
Metal	(261,234)	(64,618)
Energy	(2,581,329)	(125,531)
	$(3,194,298)	$(1,123,165)

Line Item in Statement of Operations

Realized	$(2,915,724)	$(946,080)
Change in unrealized	(278,574)	(177,085)
	$(3,194,298)	$(1,123,165)

** Trading gains and losses is exclusive of brokerage commissions.

For the years ended December 31, 2014 and 2013, the monthly average number of contracts bought and sold  was 561 and 587, respectively.

Year ended December 31, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition		Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$178,330	$(178,330)	$

Liabilities
US and foreign futures contracts	$684,112	$(178,330)		$505,782

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2014

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments		Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(505,782)	$-		$505,782	$-
Total	$(505,782)	$-		$505,782	$-

Note 3. Derivative Transactions (continued):

Year ended December 31, 2013
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition		Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$290,414	$(290,414)	$

Liabilities
US and foreign futures contracts	$517,622	$(290,414)		$227,208

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2013

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments		Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(227,208)	$-		$227,208	$-
Total	$(227,208)	$-		$227,208	$-

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

Fund Dynamics, LLC was an affiliate of the General Partner through common management, and effective April 1, 2013, common ownership.  Fund Dynamics, LLC acts as the Partnership’s administrator,  calculates the monthly Net Asset Value (“NAV”), prepares the monthly accounting package, and prepares monthly investor statements.  As of January 2, 2014 Fund Dynamics, LLC is no longer an affiliate of the General Partner and provides services as an independent administrator through FGMK, an accounting and consulting firm.

Note 4. Agreements and Related-Party Transactions (continued):

A summary of fees charged by related parties to the Partnership is as follows:

	2014	2013

Management fees – General Partner	$165,291	$221,721
Administrative fees – Fund Dynamics	-	59,146
Trailing servicing fees – Uhlmann	118,050	163,722
Selling Fees - Uhlmann	-	513

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

The Partnership attempts to minimize this credit risk by monitoring the creditworthiness of the clearing broker and financial institutions.

Note  7.  Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2014 and 2013 are as follows:

Per Unit Performance

	Series A 2014	Series B 2014	Series A 2013	Series B 2013
Net asset value per unit at the beginning of the period	$160.34	$156.42	$173.18	$169.39
Income (loss) from operations:
Net trading gains (losses)	(34.69)	(34.13)	(8.48)	(8.34)

Investment income	0.07	0.07	0.40	0.07

Expenses:	(4.02)	(4.00)	(4.76)	(4.70)

Net investment gain (loss)	(3.95)	(3.93)	(4.36)	(4.63)
Net income (loss) per unit	(38.64)	(38.06)	(12.84)	(12.97)
Net asset value per unit at the end of the period	$121.70	$118.36	$160.34	$156.42

	Series A 2014	Series B 2014	Series A 2013	Series B 2013
Ratio of net investment income (loss) to average partners’ capital (net assets)	-2.54%	-2.60%	-2.62%	-2.85%

Ratio of expenses to average partners' capital (net assets) (1)	2.58%	2.64%	2.86%	2.89%

Total return	-24.10%	-24.33%	-7.42%	-7.65%

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

Note 8.  Litigation:

The Partnership was a beneficiary of a Litigation Trust which sought recoveries from third parties, related to the 2005 bankruptcy of Refco, Inc. and numerous affiliates (the “Refco Bankruptcy”). In December 2014, the Partnership received additional amounts from the Litigation Trust and sold its interest in any future bankruptcy claims to a third party after giving consideration to such factors as the uncertainty regarding the timing and amount of any future potential distributions.   With these final distributions, the Partnership has received the full value of its allowed claims in the Refco bankruptcy as well as excess recoveries of approximately $5.9 million.

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Cash distributions to redeemed partners from excess recoveries totaled approximately $0 and $434,424 for the years ended December 31, 2014 and 2013, respectively.

The Partnership has reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees.

At December 31, 2014 and 2013,  $337,499 and $178,990 of excess Refco related recoveries was payable to redeemed limited partners. These amounts are appropriately included in withdrawals payable for those years ended.

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

Note 10.  Subsequent Events:

From January 1, 2015 to March 30,  2015 there were withdrawals from the Partnership totaling $203,323.

2.  Supplementary Data

Not required.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Control and Procedures
Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s internal controls over financial reporting with respect to the Partnership and have concluded that Beeland Management’s internal controls over financial reporting are effective.

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

The managers of Beeland Management are as follows:

Marilyn S. Cleeff, 62, is the chief financial officer of Beeland Management Company, which she joined in December 2014.  Prior to joining Beeland, Ms. Cleeff devoted over 25 years as a senior executive and independent consultant to successful organizations providing client services to the financial industry.  Ms. Cleeff has a unique and diverse mix of accounting, audit, regulatory and operations experience that has enabled her to serve as a key resource in the development and control of financial reporting systems for broker-dealers, proprietary trading companies, fund advisors, and fund administrators.  Ms. Cleeff was North American Controller of MF Global, Inc. a broker dealer; Chief Financial Officer of Iowa Grain Company, a futures clearing firm; Director of Treasury for Mizuho Securities, Inc. in Chicago; and Managing Director of Spectrum Global Fund

Administration. Ms. Cleeff holds an M.B.A. from Northwestern University’s Kellogg School of Management and a BS in accounting from the University of Illinois.  Ms. Cleeff is a CPA and an NFA principal.  Ms. Cleeff is on the board of directors of Reading Power, Inc., a non-profit literacy tutoring program, and the Kellogg Executive Women’s Network.

John D. Reese, 60, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010.  From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008.  Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2002 to December 2007.  From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York.  Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT.  He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 45, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Schink has been listed as a principal and registered as an associated person of the general partner since September 2014.  Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management.  From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions.  Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

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

(h)   Audit Committee Financial Expert

Because the Partnership has no employees, officers or directors, it has no audit committee.  The Partnership is managed by Beeland Management, its general partner.  Marilyn Cleeff serves as the Beeland Management’s “audit committee financial expert.”  Ms. Cleeff is not independent of the management of Beeland Management, which is a privately owned limited liability company.   Beeland Management has no independent directors.

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

(b)   Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C.  As general partner, Beeland Management Company, L.L.C. held approximately 1,314 Units in the Partnership as of December 31, 2014, representing approximately 1.5% of the Partnership’s outstanding units as of December 31, 2014.

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

Price Holdings, Inc. owns 100% of Price Futures Group, Uhlmann and Price Asset Management Inc.   Price Holdings, Inc. ESOP, an “employee stock ownership plan,” holds 100% of the stock of Price Holdings, Inc. for the benefit of its employees,.

A summary of fees charged or received by related parties to the Partnership during 2014 is as follows:

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

               (1)Audit Fees. Spicer Jeffries LLP anticipates billing the Partnership for professional services rendered for the year ended December 31, 2014 and billed the Partnership for professional services rendered for the year ended December 31, 2013. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2014	$32,500
2013	$32,500

(2)Audit-Related Fees. None.

(3)Tax Fees. Spicer Jeffries LLP anticipates billing the Partnership for tax compliance services which relate to the preparation of U.S. and applicable state income tax returns for the year ended December 31, 2014 and billed the Partnership for professional services rendered for the year ended December 31, 2013.

2014	$4,500
2013	$4,500

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

(6)Not Applicable.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents filed as a part of the report:

(1) Financial Statements:

The following are included with the 2014 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2015.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Title with
Signature	General Partner	Date
/s/David F. Schink	Manager	March 30, 2015
David F. Schink

/s/Marilyn S. Cleeff	Principal Financial and Accounting	March 30, 2015
Marilyn S. Cleeff	Officer

(Being the manager and the principal financial and accounting officer of Beeland Management, LLC.)