Form 10-Q
period 2015-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2015-05-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2015

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	3

Condensed Schedules of Investments as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2015 and 2014 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-15

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2015 (Unaudited)  and December 31, 2014 (Audited)

	March 31, 2015	December 31, 2014
ASSETS

Equity in broker trading accounts:
Cash at brokers	$1,960,461	$2,269,630
Unrealized (loss) on open futures contracts, net	(192,575)	(505,782)
Total equity in brokers trading accounts	1,767,886	1,763,848

U.S. Government securities, at fair value	7,998,883	9,498,692
Cash and cash equivalents	322,559	265,878
Total assets	$10,089,328	$11,528,418

LIABILITIES

Brokerage commissions payable	$2,690	$2,690
Accrued management fees – General Partner	8,371	9,968
Administrative and other fees payable	130,536	118,838
Withdrawals payable	533,121	855,244
Total liabilities	674,718	986,740

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	9,414,610	10,541,678

Total liabilities and partners’ capital (net assets)	$10,089,328	$11,528,418

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2015  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $7,997,553)
U.S. Treasury Bills due 4/16/2015 at 0.04%, principal amount $1,500,000	$1,499,974	15.93%
U.S. Treasury Bills due 5/21/2015 at 0.07%, principal amount $3,500,000	3,499,676	37.17
U.S. Treasury Bills due 8/20/2015 at 0.07%, principal amount $3,000,000	2,999,233	31.86
	$7,998,883	84.96%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(26,982)	(0.29)%
Metals	(18,430)	(0.20)
Energy	(135,457)	(1.44)
Total U.S. Futures Positions	(180,869)	(1.93)

Foreign Futures Positions
Agricultural	(2,447)	(0.03)
Metals	(9,259)	(0.09)
Total Foreign Futures Positions	(11,706)	(0.12)

Total Futures Contracts	$(192,575)	(2.05)%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2014 (Audited)

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2015 and 2014  (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Net trading gains (losses):
Realized	$(1,100,864)	$501,783
Change in unrealized	313,207	375,106
Commissions	(8,469)	(11,431)
	(796,126)	865,458

Investment income:
Interest income	1,345	1,370
	1,345	1,370

Expenses:
Management fees – General Partner	25,309	45,855
Administrative and other fees	44,194	67,908
	69,503	113,763

Net investment income (loss)	(68,158)	(112,393)

Net income (loss)	$(864,284)	$753,065

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$(10.06)	$6.67
Limited Partners-Series A	$(10.06)	$6.67
Limited Partners-Series B	$(9.80)	$6.49
Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(13,222)	$8,769
Limited Partners-Series A	(806,737)	708,766
Limited Partners-Series B	(44,325)	35,530
	$(864,284)	$753,065

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2015 and 2014 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2013	1,314	$210,692	108,236	$17,354,304	5,569	$871,206	$18,225,510	$18,436,202

Net income	-	8,769	-	708,766	-	35,530	744,296	753,065

Withdrawals	-	-	(2,995)	(486,658)	(191)	(30,508)	(517,166)	(517,166)

Partners’ capital (net assets), March 31, 2014	1,314	$219,461	105,241	$17,576,412	5,378	$876,228	$18,452,640	$18,672,101

Partners’ capital (net assets), December 31, 2014	1,314	$159,924	80,908	$9,846,684	4,520	$535,070	$10,381,754	$10,541,678

Net income (loss)	-	(13,222)	-	(806,737)	-	(44,325)	(851,062)	(864,284)

Withdrawals	-	-	(2,289)	(262,784)	-	-	(262,784)	(262,784)

Partners’ capital (net assets), March 31, 2015	1,314	$146,702	78,619	$8,777,163	4,520	$490,745	$9,267,908	$9,414,610

	March 31,	March 31,
Per unit data	2015	2014

Net asset value Series A	$ 111.64	$ 167.01
Net asset value Series B	$ 108.56	$ 162.91
Net asset value General Partner	$ 111.64	$ 167.01

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2015.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 1.Significant Accounting Policies (Continued)

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

Note 2.Fair Value Measurement

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 using the fair value hierarchy:

	March 31, 2015	December 31, 2014
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$(192,575)	$(505,782)
U.S. Government securities*	7,998,883	9,498,692
Cash and cash equivalents
Money market funds	261,795	198,304
Total assets at fair value	$8,068,103	$9,191,214

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and March 31, 2014 there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the year.

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

At March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2015	March 31, 2015	March 31, 2015
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$26,594	$(56,023)	$(29,429)
Metals	90,284	(117,973)	(27,689)
Energy	50	(135,507)	(135,457)
Totals	$116,928	$(309,503)	$(192,575)

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2014	December 31, 2014	December 31, 2014
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$77,898	$(91,828)	$(13,930)
Metals	98,632	(251,227)	(152,595)
Energy	1,800	(341,057)	(339,257)
Totals	$178,330	$(684,112)	$(505,782)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

Trading revenue for the three months ended March 31, 2015 and 2014:

Type of Instrument	March 31, 2015	March 31, 2014

Futures positions:
Agricultural	$(292,982)	$756,130
Metals	(67,920)	(53,566)
Energy	(426,755)	174,325
	$(787,657)	$876,889
Line Item in Statement of Operations

Realized	$(1,100,864)	$501,783
Change in unrealized	313,207	375,106
	$(787,657)	$876,889

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2015 and 2014, the monthly average number of contracts bought and sold was 501 and 603, respectively.

As of March 31, 2015
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$116,928	$(116,928)	$-

Liabilities
US and foreign futures contracts	309,503	(116,928)	192,575

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As March 31, 2015

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(192,575)	$-	$192,575	$-
Total	$(192,575)	$-	$192,575	$-

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

As of December 31, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$178,330	$(178,330)	$-

Liabilities
US and foreign futures contracts	684,112	(178,330)	505,782

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2014

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(505,782)	$-	$505,782	$-
Total	$(505,782)	$-	$505,782	$-

Note 4.Agreements and Related-Party Transactions

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4.Agreements and Related-Party Transactions (Continued)

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Management fees – General Partner	$25,309	$45,855
Trailing servicing fees – Uhlmann	18,098	32,781

Note 5.           Partnership Capital and Withdrawals

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

Note 6.          Financial Instruments with Off-Balance Sheet Credit and Market Risk

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights

Financial highlights for limited partners for the three months ended March 31, 2015 and 2014 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$121.70	$118.36	$160.34	$156.42
Income (loss) from operations:
Net trading gains (losses)	(9.27)	(9.01)	7.66	7.48

Investment income	0.02	0.02	0.01	0.01
Expenses	(0.81)	(0.81)	(1.00)	(1.00)
Net investment loss	(0.79)	(0.79)	(0.99)	(0.99)
Net gain (loss) per unit	(10.06)	(9.80)	6.67	6.49
Net asset value per unit at the end of the period	$111.64	$108.56	$167.01	$162.91

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.74)%	(2.80)%	(2.50)%	(2.56)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.79%	2.85%	2.47%	2.53%

Total return (3)	(8.27)%	(8.28)%	4.16%	4.15%

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

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions to redeemed partners during the three months ended March 31, 2015 and 2014.

The Partnership reserved $69,646 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees.

At March 31, 2015 and December 31, 2014,  $337,499 in excess Refco related recoveries were payable to redeemed limited partners.

Note 9.Indemnification

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

Note 10.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2015, the statement of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2015 and 2014 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2015, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events

Subsequent to March 31, 2015 withdrawals totaled approximately  $293,281.

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

At March 31, 2015 and December 31, 2014, the Partnership’s net assets were $9,414,610 and $10,541,678, respectively.

	Three months ended	Three months ended
Net Revenues	March 31, 2015	March 31, 2014
Realized net trading gains (losses)	$(1,100,864)	$501,783
Unrealized trading gains	313,207	375,106
Interest income	1,345	1,370
Commissions	(8,469)	(11,431)

Total Net Revenues	(794,781)	866,828

Operating Expenses
Management fees	25,309	45,855
Administrative fees and other expenses	44,193	67,908

Total Operating Expenses	69,502	113,763

Net Income (Loss)	$(864,283)	$753,065

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2015

The Partnership posted a loss of -5.93% in January.  The performance for all of the Index’s sectors was mixed.  The metals sector posted a gain of 0.12%, while the agricultural and energy sectors posted losses of -2.12%, and -.3.52% respectively. The best performing commodities in January were silver, gold, platinum, sugar and coffee-NYSE.  The highest grossing commodities were silver, gold, platinum, sugar and coffee-NYSE.

The Partnership posted a gain of 3.39% in February.  The performance for all of the Index’s sectors was mixed.  The agricultural and energy sectors posted gains of 0.84%, and 3.43%, respectively and the metals sector posted a loss of -0.62%.  The best performing commodities in February were heating oil, RBOB gasoline, brent crude, gas oil and rubber.  The highest grossing commodities were brent crude, RBOB gasoline, heating oil, cotton and copper.

The Partnership posted a loss of -5.68% in March.  The performance for the Index’s sectors were all negative.  The agricultural, energy and metals sectors posted losses of -1.19%, -3.90% and -0.21%, respectively.  The best performing commodities in March were live cattle, lead, orange juice, copper and rough rice.  The highest grossing commodities were live cattle, copper, lead, KC red wheat and orange juice.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2015 (unaudited) and December 31, 2014.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2015.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2015	(1,159.00)	$114.48
February 28, 2015	(597.00)	$118.37
March 31, 2015	(533.00)	$111.64

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2015	-	$111.34
February 28, 2015	-	$115.11
March 31, 2015	-	$108.56

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2015.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer