Form 10-Q
period 2015-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2015-11-12
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2015

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	3

Condensed Schedules of Investments as of September 30, 2015 (Unaudited) and December 31, 2014 (Audited)	4-5

Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-16

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2015 (Unaudited)  and December 31, 2014 (Audited)

	September 30, 2015	December 31, 2014
ASSETS

Equity in broker trading accounts:
Cash at brokers	$2,186,110	$2,269,630
Unrealized gain (loss) on open futures contracts, net	(181,347)	(505,782)
Total equity in brokers trading accounts	2,004,763	1,763,848

U.S. Government securities, at fair value	1,499,954	9,498,692
Cash and cash equivalents	4,436,991	265,878
Total assets	$7,941,708	$11,528,418

LIABILITIES

Brokerage commissions payable	$2,690	$2,690
Accrued management fees – General Partner	6,497	9,968
Administrative and other fees payable	83,532	118,838
Withdrawals payable	622,776	855,244
Total liabilities	715,495	986,740

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	7,226,213	10,541,678

Total liabilities and partners’ capital (net assets)	$7,941,708	$11,528,418

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2015  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $1,499,436)
U.S. Treasury Bills due 10/15/2015 at 0.08%, principal amount $1,500,000	$1,499,954	20.76%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(50,032)	(0.69)%
Metals	(37,080)	(0.51)
Energy	(42,760)	(0.60)
Total U.S. Futures Positions	(129,872)	(1.80)

Foreign Futures Positions
Agricultural	(6,996)	(0.10)
Metals	(44,479)	(0.61)
Total Foreign Futures Positions	(51,475)	(0.71)

Total Futures Contracts	$(181,347)	(2.51)%

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014  (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net trading gains (losses):
Realized gains (losses) on futures contracts	$ (1,198,828)	$ (1,165,441)	$ (1,961,321)	$ (438,369)
Change in unrealized gains (losses) on open futures contracts	(297,691)	(888,814)	324,435	(645,796)
Brokerage commissions	(6,286)	(9,474)	(22,548)	(31,396)
	(1,502,805)	(2,063,729)	(1,659,434)	(1,115,561)

Investment income:
Interest income	689	2,037	3,239	5,572
	689	2,037	3,239	5,572

Expenses:
Management fees – General Partner	20,919	41,036	70,108	132,780
Administrative and other fees	38,921	62,113	124,599	197,543
	59,840	103,149	194,707	330,323

Net investment loss	(59,151)	(101,112)	(191,468)	(324,751)

Net income (loss)	$ (1,561,956)	$ (2,164,841)	$ (1,850,902)	$ (1,440,312)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$ (20.10)	$ (21.34)	$ (23.36)	$ (14.94)
Limited Partners-Series A	$ (20.10)	$ (21.34)	$ (23.36)	$ (14.94)
Limited Partners-Series B	$ (19.56)	$ (20.83)	$ (22.79)	$ (14.63)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$ (26,410)	$ (28,040)	$ (30,705)	$ (19,631)
Limited Partners-Series A	(1,459,707)	(2,026,487)	(1,729,959)	(1,344,387)
Limited Partners-Series B	(75,839)	(110,314)	(90,238)	(76,294)
	$ (1,561,956)	$ (2,164,841)	$ (1,850,902)	$ (1,440,312)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2013	1,314	$ 210,692	108,236	$ 17,354,304	5,569	$ 871,206	$ 18,225,510	$ 18,436,202

Net loss	-	(19,631)	-	(1,344,387)	-	(76,294)	(1,420,681)	(1,440,312)

Withdrawals	-	-	(20,198)	(3,209,274)	(289)	(46,236)	(3,255,510)	(3,255,510)

Partners’ capital (net assets), September 30, 2014	1,314	$ 191,061	88,038	$ 12,800,643	5,280	$ 748,676	$ 13,549,319	$ 13,740,380

Partners’ capital (net assets), December 31, 2014	1,314	$ 159,924	80,908	$ 9,846,684	4,520	$ 535,070	$ 10,381,754	$ 10,541,678

Net loss	-	(30,705)	-	(1,729,958)	-	(90,238)	(1,820,196)	(1,850,902)

Withdrawals	-	-	(11,697)	(1,310,765)	(1,475)	(153,798)	(1,464,563)	(1,464,563)

Partners’ capital (net assets), September 30, 2015	1,314	$ 129,219	69,211	$ 6,805,961	3,045	$ 291,034	$ 7,096,994	$ 7,226,213

		September 30,	September 30,
Per unit data		2015	2014

Net asset value Series A		$ 98.34	$ 145.40
Net asset value Series B		$ 95.57	$ 141.79
Net asset value General Partner		$ 98.34	$ 145.40

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2012. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2015.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 using the fair value hierarchy:

	September 30, 2015	December 31, 2014
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$(181,347)	$(505,782)
U.S. Government securities*	1,499,954	9,498,692
Cash and cash equivalents
Money market funds	4,352,091	198,304
Total assets at fair value	$5,670,698	$9,191,214

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At September 30, 2015 and December 31, 2014, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1, 2 and 3 during the period ended September 30, 2015 and the year ended December 31, 2014.

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

At September 30, 2015 and December 31, 2014, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2015	September 30, 2015	September 30, 2015
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$38,026	$(95,054)	$(57,028)
Metals	41,056	(122,615)	(81,559)
Energy	2,225	(44,985)	(42,760)
Totals	$81,307	$(262,654)	$(181,347)

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2014	December 31, 2014	December 31, 2014
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$77,898	$(91,828)	$(13,930)
Metals	98,632	(251,227)	(152,595)
Energy	1,800	(341,057)	(339,257)
Totals	$178,330	$(684,112)	$(505,782)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three and nine months ended September 30, 2015 and 2014, the Partnership’s derivative contracts had the following impact on the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Contract	2015	2014	2015	2014
Agricultural	$(403,075)	$(903,588)	$(438,493)	$(658,687)
Metals	(407,365)	(273,561)	(574,327)	(78,505)
Energy	(686,079)	(877,106)	(624,066)	(346,973)
	$(1,496,519)	$(2,054,255)	$(1,636,886)	$(1,084,165)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$(1,198,828)	$(1,165,441)	$(1,961,321)	$(438,369)
Change in unrealized gains (losses) on open futures contracts	(297,691)	(888,814)	324,435	(645,796)
	$(1,496,519)	$(2,054,255)	$(1,636,886)	$(1,084,165)

Trading income is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2015 and 2014, the monthly average number of contracts bought and sold was 291,  406,  515 and 582, respectively.

As of September 30, 2015 and December 31, 2014, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

As of September 30, 2015
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$81,307	$(81,307)	$-

Liabilities
US and foreign futures contracts	262,654	(81,307)	181,347

As of September 30, 2015, derivatives assets and liabilities and collateral received by counterparty include:
	Net Amount of
	Unrealized Gain	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(181,347)	$-	$181,347	$-
Total	$(181,347)	$-	$181,347	$-

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4.Agreements and Related-Party Transactions (Continued)

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Management fees – General Partner	$20,919	$41,036	$70,108	$132,780
Trailing servicing fees – Uhlmann	$15,201	$29,627	$50,371	$94,823

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights

Financial highlights for limited partners for the three and nine months ended September 30, 2015 and 2014 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	September 30, 2015		September 30, 2014
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$118.44	$115.13	$166.74	$162.62
Income (loss) from operations:
Net trading gains (losses)	(19.32)	(18.75)	(20.33)	(19.84)

Investment income	0.01	0.01	0.02	0.02
Expenses	(0.79)	(0.82)	(1.03)	(1.01)
Net investment loss	(0.78)	(0.81)	(1.01)	(0.99)

Net gain (loss) per unit	(20.10)	(19.56)	(21.34)	(20.83)
Net asset value per unit at the end of the period	$98.34	$95.57	$145.40	$141.79

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$121.70	$118.36	$160.34	$156.42
Income (loss) from operations:
Net trading gains (losses)	(21.00)	(20.37)	(11.91)	(11.64)

Investment income	0.04	0.04	0.05	0.05
Expenses	(2.40)	(2.46)	(3.08)	(3.04)
Net investment loss	(2.36)	(2.42)	(3.03)	(2.99)

Net gain (loss) per unit	(23.36)	(22.79)	(14.94)	(14.63)
Net asset value per unit at the end of the period	$98.34	$95.57	$145.40	$141.79

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights (Continued)

	Three months ended		Three months ended
	September 30, 2015		September 30, 2014
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.92)%	(3.13)%	(2.57)%	(2.58)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.95%	3.16%	2.62%	2.52%

Total return (3)	(16.97)%	(16.99)%	(12.80)%	(12.81)%

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.79)%	(2.93)%	(3.75)%	(3.80)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.83%	2.98%	3.81%	3.86%

Total return (3)	(19.20)%	(19.25)%	(9.32)%	(9.36)%

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

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. There were no cash distributions to redeemed partners during the three and nine months ended September 30, 2015 and 2014.

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

Excess Refco related recoveries were payable to redeemed limited partners in the amount of $311,774 at September 30, 2015 and $337,499 at December 31, 2014.

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

Note 10.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2015, the statement of operations and changes in partners’ capital (net assets) for the three and nine months ended September 30, 2015 and 2014 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2015, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events

Subsequent to September 30, 2015 withdrawals totaled approximately $93,841.

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

At September 30, 2015 and December 31, 2014, the Partnership’s net assets were $7,226,213 and $10,541,678, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenues	2015	2014	2015	2014
Realized gains (losses) on futures contracts	$(1,198,828)	$(1,165,441)	$(1,961,321)	$(438,369)
Change in unrealized gains (losses) on open futures contracts	(297,691)	(888,814)	324,435	(645,796)
Interest income	689	2,037	3,239	5,572
Brokerage commissions	(6,286)	(9,474)	(22,548)	(31,396)

Total Net Revenues	(1,502,116)	(2,061,692)	(1,656,194)	(1,109,989)

Operating Expenses
Management fees	20,919	41,036	70,108	132,780
Administrative fees and other expenses	38,921	62,113	124,599	197,543

Total Operating Expenses	59,840	103,149	194,707	330,323

Net Income (Loss)	$(1,561,956)	$(2,164,841)	$(1,850,902)	$(1,440,312)

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

The Partnership posted a loss of -11.92% in July.  The performance for the Index’s sectors were all negative.  The agricultural, energy and metals sectors posted losses of -3.33%, -6.83% and -1.44%, respectively.  The best performing commodities in July were tin, rough rice, orange juice, cocoa-NYSE, and live cattle.  The highest grossing commodities were tin, rough rice, orange juice, cocoa-NYSE and lean hogs.

The Partnership posted a loss of -0.85% in August.  The performance for all of the Index’s sectors was mixed.  The energy sector posted a gain of 0.75%, while the agricultural and metals sectors posted losses of -1.23%, and -0.17% respectively. The best performing commodities in August were lean hogs, heating oil, gold, orange juice and rough rice.  The highest grossing commodities were light crude, brent crude, gold, heating oil and lean hogs.

The Partnership posted a loss of -4.93% in September.  The performance for all of the Index’s sectors was mixed.  The agriculture sector posted a gain of 0.08%, while the energy and metals sectors posted losses of -4.27%, and -0.46% respectively. The best performing commodities in September were sugar, tin, rough rice, sugar-NYSE and wheat.  The highest grossing commodities were wheat, corn, sugar, tin and sugar-NYSE.

2014

The Partnership posted a loss of -1.59% in January.  The performance for all of the Index’s sectors was negative.  The energy, agricultural and metals sectors posted losses of -0.49%, -0.30% and -0.56% respectively. The best performing commodities in January were natural gas, coffee, oats, cocoa and lean hogs.  The highest grossing commodities were gas, coffee, corn, gold and live cattle.

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

The Partnership posted a gain of 0.56% in March.  The performance for the Index’s sectors was mixed.  The agricultural sector posted a gain of 1.95%, while the energy and metals sectors posted losses of -0.40% and -0.75%, respectively.  The best performing commodities in March were wheat, lean hogs, corn, nickel and cotton.  The highest grossing commodities were wheat, corn, cotton, lean hogs and KC wheat.

The Partnership posted a gain of 0.93% in April. The performance for all of the Index’s sectors was positive. The energy, agriculture and metals sectors posted gains of 0.40%, 0.52% and 0.19%, respectively. The best performing commodities in April were nickel, natural gas, palladium, soybean meal and soybeans. The highest grossing commodities were natural gas, soybeans, nickel, wheat and corn.

The Partnership posted a loss of -2.00% in May. The performance for the Index’s sectors was mixed. The energy sector posted a gain of 0.49%, while the agricultural and metals sectors posted losses of -2.21% and -0.02%, respectively. The best performing commodities in May were nickel, cocoa, palladium, light crude and copper. The highest grossing commodities were light crude, brent crude, copper, aluminum and nickel.

The Partnership posted a gain of 0.94% in June. The performance for the Index’s sectors was mixed. The energy and metals sectors posted gains of 1.06% and 1.21%, respectively while the agricultural sector posted a loss of - 1.15%. The best performing commodities in June were silver, live cattle, zinc, gold and lean hogs. The highest grossing commodities were light crude, silver, brent crude, gold and live cattle.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2015 (unaudited) and December 31, 2014.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2015.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2015	(1,994.12)	$104.32
August 31, 2015	(1,055.07)	$103.43
September 30, 2015	(1,229.06)	$98.34

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2015	-	$101.41
August 31, 2015	(194.46)	$100.53
September 30, 2015	(687.36)	$95.57

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2015.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer