Form 10-K
period 2015-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2016-03-30
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number:    000-51836

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

(Exact name of registrant as specified in its charter)

Illinois	36-4368292
(State of Organization)	(IRS Employer Identification Number)

c/o Beeland Management Company, L.L.C. General Partner 141 West Jackson Boulevard Suite 1320A Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒No☐

Indicate by check mark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes☒No☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☒No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

The Partnership subsequently filed an additional registration statement with the SEC to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2016.

Effective September 22, 2010, the Partnership filed an additional registration statement with the SEC to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”).  A total of $1,280,078 of Series B units has been sold to the public as of March 1, 2016.  Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units do not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates. Effective May 1, 2013, the Partnership ceased offering its units of limited partnership and subsequently deregistered the unsold balance of its registered units.

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

(c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”).  The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future.  Funds for its business were obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading.  At December 31, 2015, the Partnership was not accepting contributions.

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

ITEM 1A.RISK FACTORS

Not Required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Required.

ITEM 2.PROPERTIES

The Partnership does not own or use any physical properties in the conduct of its business.  Beeland Management Company L.L.C., 141 W. Jackson Blvd., Suite 1320A, Chicago, IL 60604, conducts the Partnership’s trading activities and performs certain administrative services for the Partnership from its offices.

ITEM 3.LEGAL PROCEEDINGS

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED PARTNER MATTERS AND ISSUER PURCHASES OF LIMITED PARTNERSHIP UNITS

(a)   Market Information.  There is no established market for the Series A and B units, and none is likely to develop. Series A and B units normally may be redeemed upon 6 business days’ written notice to the Partnership’s general partner, Beeland Management Company, LLC, 141 W. Jackson Blvd., Suite 1320A, Chicago, IL 60604.

(b)   Holders.  There were approximately 420 Series A and 31 Series B Limited Partners at March 1, 2016.

(c)   Dividends.  The Fund has not paid any dividends.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.  There are no securities authorized for issuance under equity compensation plans.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.  There have been no sales of unregistered securities of the Partnership during 2015.

(f)   Issuer Purchases of Equity Securities.  Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit.  The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of  2015:

Series A

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2015	(953.65)	98.85
November 30, 2015	(575.24)	91.02
December 31, 2015	(1,772.72)	86.43

Series B

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2015	-	96.07
November 30, 2015	-	88.45
December 31, 2015	-	83.99

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

CAPITAL RESOURCES

The Partnership has raised capital only through the sale of units of limited partnership interest.  At December 31, 2015,  the Partnership was not accepting contributions.   The Partnership does not intend to raise any capital through borrowing.  Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  During a single trading day, no trades may be executed at prices beyond the daily limit.  This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Trading in forward or other over the counter contracts introduces a possible further impact on liquidity.  Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments.  Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31,  2015, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

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

Selected Financial Data
For the years ended December 31, 2015 and 2014
	2015	2014
Revenue
Net realized and unrealized losses	$(2,440,615)	$(3,194,298)
Interest income	4,040	7,105
Other income	-	25,725
Expenses
Administrative expenses	159,655	249,901
Brokerage commissions	27,302	39,746
Management fees	87,562	165,291
Net Income (Loss)	$(2,711,094)	$(3,616,406)
Net Assets	$6,066,169	$10,541,678

2015

During 2015, the Index and the Partnership experienced negative performance. The Index can be categorized into three sectors: agriculture, energy and metals.  During 2015, the performance of the Index’s sectors were all negative. Agriculture, energy and metals sectors posted decreases of -5.37%, -18.39% and -4.90%, respectively. The Index returned -26.08% while the Partnership returned -28.98%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level.

The Partnership had no capital contributions in 2015. The total capital withdrawals in 2015 were $1,764,415.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forwards, and other over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2015 and 2014.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2015 and December 31, 2014, and the related statements of operations and changes in partners’ capital (net assets) for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 30, 2016

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2015 and 2014

	2015	2014
ASSETS

Equity in broker trading accounts:
Cash at brokers	$1,932,056	$2,269,630
Unrealized gain (loss) on open futures contracts, net	(186,937)	(505,782)
Total equity in brokers trading accounts	1,745,119	1,763,848

U.S. Government securities, at fair value	2,999,396	9,498,692
Cash and cash equivalents	1,743,738	265,878
Total assets	$6,488,253	$11,528,418

LIABILITIES

Brokerage commissions payable	$1,455	$2,690
Accrued management fees – General Partner	5,458	9,968
Administrative and other fees payable	162,097	118,838
Withdrawals payable	253,074	855,244
Total liabilities	422,084	986,740

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	6,066,169	10,541,678

Total liabilities and partners’ capital (net assets)	$6,488,253	$11,528,418

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $2,998,967)

U.S. Treasury Bills due 4/14/2016 at 0.07%, principal amount $3,000,000	$2,999,396	49.44%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(48,825)	(0.81)%
Metals	(34,255)	(0.56)
Energy	(68,629)	(1.13)
Total U.S. Futures Positions	(151,709)	(2.50)

Foreign Futures Positions
Agricultural	(7,405)	(0.12)
Metals	(27,823)	(0.46)
Total Foreign Futures Positions	(35,228)	(0.58)

Total Futures Contracts	$(186,937)	(3.08)%

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2015 and 2014

	2015	2014

Net trading gains (losses):
Realized	$(2,759,460)	$(2,915,724)
Change in unrealized	318,845	(278,574)
Commissions	(27,302)	(39,746)
	(2,467,917)	(3,234,044)

Investment income:
Interest income	4,040	7,105
Other income	-	25,725
	4,040	32,830

Expenses:
Management fees – General Partner	87,562	165,291
Administrative and other fees	159,655	249,901
	247,217	415,192

Net investment income (loss)	(243,177)	(382,362)

Net income (loss)	$(2,711,094)	$(3,616,406)

Net increase (decrease) in NAV per GP and LP unit for the period:

General Partner	$(35.27)	$(38.64)
Limited Partners-Series A	$(35.27)	$(38.64)
Limited Partners-Series B	$(34.37)	$(38.06)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(46,345)	$(50,768)
Limited Partners-Series A	(2,539,232)	(3,378,096)
Limited Partners-Series B	(125,517)	(187,542)
	$(2,711,094)	$(3,616,406)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)
For the years ended December 31, 2015 and 2014

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), January 1, 2014	1,314	$210,692	108,236	$17,354,304	5,569	$871,206	$18,225,510	$18,436,202

Net income	-	(50,768)	-	(3,378,096)	-	(187,542)	(3,565,638)	(3,616,406)

Withdrawals	-	-	(27,328)	(4,129,524)	(1,049)	(148,594)	(4,278,118)	(4,278,118)

Partners’ capital (net assets), December 31, 2014	1,314	159,924	80,908	9,846,684	4,520	535,070	10,381,754	10,541,678

Net loss	-	(46,345)	-	(2,539,232)	-	(125,517)	(2,664,749)	(2,711,094)

Withdrawals	-	-	(14,998)	(1,610,617)	(1,475)	(153,798)	(1,764,415)	(1,764,415)

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Per unit data		2015	2014

Net asset value Series A		$ 86.43	$ 121.70
Net asset value Series B		$ 83.99	$ 118.36
Net asset value General Partner		$ 86.43	$ 121.70

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2012.  The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2015.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 using the fair value hierarchy:

Note 2. Fair Value of Financial Instruments (continued):

	2015	2014
Description	Level 1	Level 1

Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(186,937)	$(505,782)
U.S. Government securities*	2,999,396	9,498,692
Cash and cash equivalents:
Money market funds	1,553,238	198,304

	$4,365,697	$9,191,214

*See the condensed schedule of investments for further description.

During the years ended December 31, 2015 and 2014, there were no Level 2 or Level 3 assets or liabilities.

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2, and 3 during the years ended December 31, 2015 and 2014.

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

As of and for the years ended December 31, 2015 and 2014, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2015	December 31, 2015	December 31, 2015
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$29,693	$(85,923)	$(56,230)
Metals	56,112	(118,190)	(62,078)
Energy	21,106	(89,735)	(68,629)
	$106,911	$(293,848)	$(186,937)

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2014	December 31, 2014	December 31, 2014
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$77,898	$(91,828)	$(13,930)
Metals	98,632	(251,227)	(152,595)
Energy	1,800	(341,057)	(339,257)
	$178,330	$(684,112)	$(505,782)

*The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Note 3. Derivative Transactions (continued):

Trading Revenue** for the years ended December 31, 2015 and 2014:

Type of Instrument	12/31/2015	12/31/2014

Type of Contract
Agricultural	$(483,591)	$(351,735)
Metal	(661,292)	(261,234)
Energy	(1,295,732)	(2,581,329)
	$(2,440,615)	$(3,194,298)

Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$(2,759,460)	$(2,915,724)
Change in unrealized gains (losses) on open futures contracts	318,845	(278,574)
	$(2,440,615)	$(3,194,298)

** Trading gains and losses is exclusive of brokerage commissions.

For the years ended December 31, 2015 and 2014, the monthly average number of contracts bought and sold was 376 and 561, respectively.

Year ended December 31, 2015
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$ 106,911	$ (106,911)	$ -

Liabilities
US and foreign futures contracts	$ 293,848	$ (106,911)	$ 186,937

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2015

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$ (186,937)	$ -	$ 186,937	$ -
Total	$ (186,937)	$ -	$ 186,937	$ -

Note 3. Derivative Transactions (continued):

Year ended December 31, 2014
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$ 178,330	$ (178,330)	$ -

Liabilities
US and foreign futures contracts	$ 684,112	$ (178,330)	$ 505,782

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2014

	Net Amount of Unrealized Loss Presented in the Consolidated Statement	Gross Amounts Not Offset in the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$ (505,782)	$ -	$ 505,782	$ -
Total	$ (505,782)	$ -	$ 505,782	$ -

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, and from April 2013 to December 2015, common ownership, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers.  Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) were charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services.  For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, and from April  2013 to December 2015, common ownership, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to Price Futures, by the clearing broker.

Note 4. Agreements and Related-Party Transactions (continued):

A summary of fees charged by related parties to the Partnership is as follows:

	2015	2014

Management fees – General Partner	$87,562	$165,291
Trailing servicing fees – Uhlmann	62,967	118,050

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

Note 7.  Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2015 and 2014 are as follows:

Per Unit Performance
	Year ended		Year ended
	December 31, 2015		December 31, 2014
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$121.70	$118.36	$160.34	$156.42
Income (loss) from operations:
Net trading gains (losses)	(32.19)	(31.24)	(34.69)	(34.13)

Investment income	0.05	0.05	0.07	0.07
Expenses	(3.13)	(3.18)	(4.02)	(4.00)
Net investment loss	(3.08)	(3.13)	(3.95)	(3.93)

Net gain (loss) per unit	(35.27)	(34.37)	(38.64)	(38.06)
Net asset value per unit at the end of the period	$86.43	$83.99	$121.70	$118.36

	Year ended		Year ended
	December 31, 2015		December 31, 2014
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.84)%	(2.94)%	(2.54)%	(2.60)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	2.89%	2.99%	2.58%	2.64%

Total return (3)	(28.98)%	(29.04)%	(24.10)%	(24.33)%

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

All Refco Bankruptcy related recoveries received by the Partnership, including excess recoveries except as described below, have been allocated among all partners in the Partnership who were partners as of October 31, 2005, on a pro-rata basis as of October 31, 2005, with redeemed partners receiving cash distributions. Final cash distributions to redeemed partners from excess recoveries totaled approximately $434,424 for the year ended December 31, 2014.   At December 31, 2014, $337,499 of excess Refco related recoveries was payable to redeemed limited partners. All cash distributions were paid out to redeemed investors in December 2015.

The Partnership has reserved $73,012 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees.

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

Note 10.  Subsequent Events:

From January 1, 2016 to March 30,  2016 there were withdrawals from the Partnership totaling $349,142.

2.  Supplementary Data

Not required.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s internal controls over financial reporting with respect to the Partnership and have concluded that Beeland Management’s internal controls over financial reporting are effective.

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

Beeland Management is an Illinois Limited Liability Company formed in 1997 to serve as the general partner of and commodity trading advisor to partnerships and accounts that track the Rogers International Commodity Index. Price Asset Management, Inc. acquired Beeland Management in April 2013. From April 2013 to December 2015, Price Asset Management, Inc. was owned by Price Holdings, Inc.  In December 2015, Price Asset Management, Inc. was converted to Price Asset Management, LLC and restructured.  Price Asset Management, LLC is no longer owned or controlled by Price Holdings, Inc., but Price Holdings, Inc. continues to retain the option to own a small percentage of Price Asset Management, LLC.  Price Asset Management, LLC is a commodity pool operator and commodity trading advisor registered with the CFTC.

The managers of Beeland Management are as follows:

Marilyn S. Cleeff, 63, is the chief financial officer of Beeland Management Company, which she joined in December 2014.  Prior to joining Beeland, Ms. Cleeff devoted over 25 years as a senior executive and independent consultant to successful organizations providing client services to the financial industry.  Ms. Cleeff has a unique and diverse mix of accounting, audit, regulatory and operations experience that has enabled her to serve as a key resource in the development and control of financial reporting systems for broker-dealers, proprietary trading companies, fund advisors, and fund administrators.  Ms. Cleeff was North American Controller of MF Global, Inc. a broker dealer; Chief Financial Officer of Iowa Grain Company, a futures clearing firm; Director of Treasury for Mizuho Securities, Inc. in Chicago; and Managing Director of Spectrum Global Fund Administration. Ms. Cleeff holds an M.B.A. from Northwestern University’s Kellogg School of Management and a BS in accounting from the University of Illinois.  Ms. Cleeff is a CPA and an NFA principal.  Ms. Cleeff is on the board of directors of Reading Power, Inc., a non-profit literacy tutoring program, and the Kellogg Executive Women’s Network.

John D. Reese, 61, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010.  From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008.  Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2002 to December 2007.  From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York.  Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT.  He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 46, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Schink has been listed as a principal and registered as an associated person of the general partner since September 2014.  Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management.  From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions.  Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

(c)   Identification of Certain Significant Employees

None.

(d)   Family Relationships

None.

(e)   Business Experience

See Item 10 (a,b) above.

(f)   Involvement in Certain Legal Proceedings

None.

(g)   Code of Ethics

The Partnership has no employees, officers or directors and is managed by it general partner, Beeland Management, which has adopted an Executive Code of Ethics that applies to its principal executive officer and principal financial and accounting officer.  A copy of this Executive Code of Ethics may be obtained at no charge by written request to Beeland Management Company, L.L.C., 141 W. Jackson Blvd., Suite 1320A, Chicago, Illinois  60604 or by calling 312-264-4375.

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

(b)   Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C.  As general partner, Beeland Management Company, L.L.C. held approximately 1,314 Units in the Partnership as of December 31, 2015, representing approximately 1.5% of the Partnership’s outstanding units as of December 31, 2015.

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

The General Partner is wholly owned by Price Asset Management, LLC.  Price Asset Management, LLC was formerly affiliated with Price Futures Group and Uhlmann due to the fact that all three entities were 100% owned by Price Holdings, Inc., which in turn is owned, in part, by its employees.  In December 2015, Price Asset Management, LLC was restructured and is no longer owned or controlled by Price Holdings, Inc.  Certain of the employees of Price Asset Management, LLC were employees of Price Holdings, Inc. and retain some ownership interest and management control as a result.

A summary of fees charged or received by related parties to the Partnership during 2015 is as follows:

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

             (1)Audit Fees. Spicer Jeffries LLP anticipates billing the Partnership for professional services rendered for the year ended December 31, 2015 and billed the Partnership for professional services rendered for the year ended December 31, 2014. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2015	$32,500
2014	$32,500

(2)Audit-Related Fees. None.

(3)Tax Fees. Spicer Jeffries LLP anticipates billing the Partnership for tax compliance services which relate to the preparation of U.S. and applicable state income tax returns for the year ended December 31, 2015 and billed the Partnership for professional services rendered for the year ended December 31, 2014.

2015	$14,500
2014	$4,500

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

(6)Not Applicable.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents filed as a part of the report:

(1) Financial Statements:

The following are included with the 2015 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2016.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Title with
Signature	General Partner	Date
/s/David F. Schink	Manager	March 30, 2016
David F. Schink

/s/Marilyn S. Cleeff	Principal Financial and Accounting	March 30, 2016
Marilyn S. Cleeff	Officer

(Being the manager and the principal financial and accounting officer of Beeland Management, LLC.)