Form 10-Q
period 2016-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2016-05-11
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2016

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited)	3

Condensed Schedules of Investments as of March 31, 2016 (Unaudited) and December 31, 2015 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2016 and 2015 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-15

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2016 (Unaudited)  and December 31, 2015 (Audited)

	March 31, 2016	December 31, 2015
ASSETS

Equity in broker trading accounts:
Cash at brokers	$647,774	$1,932,056
Unrealized (loss) on open futures contracts, net	104,899	(186,937)
Total equity in brokers trading accounts	752,673	1,745,119

U.S. Government securities, at fair value	2,999,909	2,999,396
Cash and cash equivalents	2,322,238	1,743,738
Total assets	$6,074,820	$6,488,253

LIABILITIES

Brokerage commissions payable	$1,455	$1,455
Accrued management fees – General Partner	4,623	5,458
Administrative and other fees payable	170,450	162,097
Withdrawals payable	298,330	253,074
Total liabilities	474,858	422,084

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	5,599,962	6,066,169

Total liabilities and partners’ capital (net assets)	$6,074,820	$6,488,253

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2016  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $2,998,967)

U.S. Treasury Bills due 4/14/2016 at 0.07%, principal amount $3,000,000	$2,999,909	53.57%

	Unrealized Gain (Loss) on Open Long Futures	Percent of Partners' Capital
	Contracts	(Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$6,109	0.11%
Metals	13,700	0.24
Energy	49,712	0.89
Total U.S. Futures Positions	69,521	1.24

Foreign Futures Positions
Agricultural	(372)	(0.01)
Metals	35,750	0.65
Total Foreign Futures Positions	35,378	0.64

Total Futures Contracts	$104,899	1.88%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2015 (Audited)

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2016 and 2015  (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Net trading gains (losses):
Realized gains (losses) on futures contracts	$(348,153)	$(1,100,864)
Change in unrealized gains (losses) on open futures contracts	291,837	313,207
Brokerage commissions	(6,442)	(8,469)
	(62,758)	(796,126)

Investment income:
Interest income	1,111	1,345
	1,111	1,345

Expenses:
Management fees – General Partner	14,432	25,309
Administrative and other fees	31,681	44,194
	46,113	69,503

Net investment loss	(45,002)	(68,158)

Net income (loss)	$(107,760)	$(864,284)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$(1.46)	$(10.06)
Limited Partners-Series A	$(1.46)	$(10.06)
Limited Partners-Series B	$(1.45)	$(9.80)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(3,183)	$(13,222)
Limited Partners-Series A	(100,106)	(806,737)
Limited Partners-Series B	(4,471)	(44,325)
	$(107,760)	$(864,284)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2014	1,314	$159,924	80,908	$9,846,684	4,520	$535,070	$10,381,754	$10,541,678

Net loss	-	(13,222)	-	(806,737)	-	(44,325)	(851,062)	(864,284)

Withdrawals	-	-	(2,289)	(262,784)	-	-	(262,784)	(262,784)

Partners’ capital (net assets), March 31, 2015	1,314	$146,702	78,619	$8,777,163	4,520	$490,745	$9,267,908	$9,414,610

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net loss	-	(3,183)	-	(100,106)	-	(4,471)	(104,577)	(107,760)

Withdrawals	(1,314)	(110,396)	(2,743)	(229,818)	(221)	(18,233)	(248,051)	(358,447)

Partners’ capital (net assets), March 31, 2016	-	$-	63,167	$5,366,911	2,824	$233,051	$5,599,962	$5,599,962

	March 31,	March 31,
Per unit data	2016	2015

Net asset value Series A	$ 84.97	$ 111.64
Net asset value Series B	$ 82.54	$ 108.56
Net asset value General Partner	$ 84.97	$ 111.64

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2016.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 using the fair value hierarchy:

	March 31, 2016	December 31, 2015
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$104,899	$(186,937)
U.S. Government securities*	2,999,909	2,999,396
Cash and cash equivalents
Money market funds	2,233,453	1,553,238
Total assets at fair value	$5,338,261	$4,365,697

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At March 31, 2016 and December 31, 2015, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2 and 3 during the period ended March 31, 2016 and the year ended December 31, 2015.

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

At March 31, 2016 and December 31, 2015, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2016	March 31, 2016	March 31, 2016
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$31,820	$(26,083)	$5,737
Metals	86,058	(36,608)	49,450
Energy	53,247	(3,535)	49,712
Totals	$171,125	$(66,226)	$104,899

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2015	December 31, 2015	December 31, 2015
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$29,693	$(85,923)	$(56,230)
Metals	56,112	(118,190)	(62,078)
Energy	21,106	(89,735)	(68,629)
Totals	$106,911	$(293,848)	$(186,937)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three months ended March 31, 2016 and 2015, the Partnership’s derivative contracts had the following impact on the statement of operations:

Type of Instrument	March 31, 2016	March 31, 2015

Type of Contract
Agricultural	$(10,631)	$(292,982)
Metal	108,526	(67,920)
Energy	(154,211)	(426,755)
	$(56,316)	$(787,657)

Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$(348,153)	$(1,100,864)
Change in unrealized gains (losses) on open futures contracts	291,837	313,207
	$(56,316)	$(787,657)

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2016 and 2015, the monthly average number of contracts bought and sold was 301 and 501, respectively.

As of March 31, 2016 and December 31, 2015, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

As of March 31, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$171,125	$(66,226)	$104,899

Liabilities
US and foreign futures contracts	66,226	(66,226)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As March 31, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$104,899	$-	$(104,899)	$-
Total	$104,899	$-	$(104,899)	$-

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

Year ended December 31, 2015
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$106,911	$(106,911)	$-

Liabilities
US and foreign futures contracts	293,848	(106,911)	186,937

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As December 31, 2015

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc	$(186,937)	-	$186,937	-
Total	$(186,937)	-	$186,937	-

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4.Agreements and Related-Party Transactions (Continued)

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Management fees – General Partner	$14,432	$25,309
Trailing servicing fees – Uhlmann	10,307	18,098

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights

Financial highlights for limited partners for the three months ended March 31, 2016 and 2015 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$86.43	$83.99	$121.70	$118.36
Income (loss) from operations:
Net trading gains (losses)	(0.80)	(0.79)	(9.27)	(9.01)

Investment income	0.01	0.01	0.02	0.02
Expenses	(0.67)	(0.67)	(0.81)	(0.81)
Net investment loss	(0.66)	(0.66)	(0.79)	(0.79)

Net gain (loss) per unit	(1.46)	(1.45)	(10.06)	(9.80)
Net asset value per unit at the end of the period	$84.97	$82.54	$111.64	$108.56

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.14)%	(3.24)%	(2.74)%	(2.80)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.22%	3.31%	2.79%	2.85%

Total return (3)	(1.70)%	(1.72)%	(8.27)%	(8.28)%

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

Note 10.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2016, the statement of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2016 and 2015 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2016, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events

Subsequent to March 31, 2016 withdrawals totaled approximately $178,341.

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

At March 31, 2016 and December 31, 2015, the Partnership’s net assets were $5,599,962 and $6,066,169, respectively.

	Three months ended	Three months ended
Net Revenues	March 31, 2016	March 31, 2015
Realized gains (losses) on futures contracts	$(348,153)	$(1,100,864)
Change in unrealized gains (losses) on open futures contracts	291,837	313,207
Interest income	1,111	1,345
Brokerage commissions	(6,442)	(8,469)

Total Net Revenues	(61,647)	(794,781)

Operating Expenses
Management fees	14,432	25,309
Administrative fees and other expenses	31,681	44,193

Total Operating Expenses	46,113	69,502

Net Income (Loss)	$(107,760)	$(864,283)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2016

The Partnership posted a loss of -4.10% in January.  The performance for all of the Index’s sectors was mixed.  The metals sector posted a gain of 0.19%, while the agricultural and energy sectors posted losses of -0.56%, and -3.37% respectively. The best performing commodities in January were gold, lean hogs, silver, corn and soybean meal.  The highest grossing commodities were gold, corn, silver, wheat and soybeans.

The Partnership posted a loss of -2.08% in February.  The performance for all of the Index’s sectors was mixed.  The metals sector posted a gain of 1.45%, while the agricultural and energy sectors posted losses of -1.07%, and -2.21% respectively.  The best performing commodities in February were gold, sugar, cocoa-NYSE, zinc and tin.  The highest grossing commodities were gold, zinc, silver, aluminum and copper.

The Partnership posted a gain of 4.69% in March.  The performance for the Index’s sectors were all positive.  The agricultural, energy and metals sectors posted gains of 1.41%, 3.18% and 0.26%, respectively.  The best performing commodities in March were lumber, orange juice, rubber, soybean oil and sugar-NYSE.  The highest grossing commodities were light crude, brent crude, natural gas, lumber and RBOB gasoline.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2016 (unaudited) and December 31, 2015.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2016.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2016	(1,326.26)	$82.89
February 29, 2016	(466.34)	$81.16
March 31, 2016	(2,264.84)	$84.97

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2016	(35.39)	$80.54
February 29, 2016	-	$78.85
March 31, 2016	(186.36)	$82.54

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2016.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer