Form 10-Q
period 2016-06-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2016-08-10
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2016

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of June 30, 2016 (Unaudited) and December 31, 2015 (Audited)	3

Condensed Schedules of Investments as of June 30, 2016 (Unaudited) and December 31, 2015 (Audited)	4-5

Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Six Months Ended June 30, 2016 and 2015 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-16

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of June 30, 2016 (Unaudited)  and December 31, 2015 (Audited)

	June 30, 2016	December 31, 2015
ASSETS

Equity in broker trading accounts:
Cash at brokers	$832,583	$1,932,056
Unrealized gain (loss) on open futures contracts, net	2,165	(186,937)
Total equity in brokers trading accounts	834,748	1,745,119

U.S. Government securities, at fair value	3,999,686	2,999,396
Cash and cash equivalents	1,281,225	1,743,738
Total assets	$6,115,659	$6,488,253

LIABILITIES

Brokerage commissions payable	$1,455	$1,455
Accrued management fees – General Partner	4,810	5,458
Administrative and other fees payable	137,121	162,097
Withdrawals payable	115,707	253,074
Total liabilities	259,093	422,084

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	5,856,566	6,066,169

Total liabilities and partners’ capital (net assets)	$6,115,659	$6,488,253

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of June 30, 2016  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $3,998,046)

U.S. Treasury Bills due 7/14/2016 at 0.07%, principal amount $4,000,000	$3,999,686	68.29%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(15,680)	(0.27)%
Metals	45,770	0.78
Energy	(21,545)	(0.37)
Total U.S. Futures Positions	8,545	0.14

Foreign Futures Positions
Agricultural	(2,050)	(0.04)
Metals	(4,330)	(0.06)
Total Foreign Futures Positions	(6,380)	(0.10)

Total Futures Contracts	$2,165	0.04%

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net trading gains (losses):
Realized gains (losses) on futures contracts	$739,862	$338,371	$391,710	$ (762,493)
Change in unrealized gains (losses) on open futures contracts	(102,734)	308,919	189,103	622,126
Brokerage commissions	(5,459)	(7,792)	(11,901)	(16,262)
	631,669	639,498	568,912	(156,629)

Investment income:
Interest income	2,640	1,205	3,750	2,550
	2,640	1,205	3,750	2,550

Expenses:
Management fees – General Partner	14,400	23,880	28,832	49,189
Administrative and other fees	31,444	41,485	63,125	85,678
	45,844	65,365	91,957	134,867

Net investment loss	(43,204)	(64,160)	(88,207)	(132,317)

Net income (loss)	$588,465	$ 575,338	$480,705	$ (288,946)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$-	$ 6.80	$(2.42)	$ (3.26)
Limited Partners-Series A	$9.00	$ 6.80	$7.54	$ (3.26)
Limited Partners-Series B	$8.73	$ 6.57	$7.28	$ (3.23)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$-	$ 8,927	$(3,183)	$ (4,295)
Limited Partners-Series A	563,817	536,485	463,711	(270,252)
Limited Partners-Series B	24,648	29,926	20,177	(14,399)
	$588,465	$ 575,338	$480,705	$ (288,946)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Six Months Ended June 30, 2016 and 2015 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2014	1,314	$159,924	80,908	$9,846,684	4,520	$535,070	$10,381,754	$10,541,678

Net loss	-	(4,295)	-	(270,252)	-	(14,399)	(284,651)	(288,946)

Withdrawals	-	-	(7,419)	(872,742)	(593)	(68,554)	(941,296)	(941,296)

Partners’ capital (net assets), June 30, 2015	1,314	$155,629	73,489	$8,703,690	3,927	$452,117	$9,155,807	$9,311,436

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net income (loss)	-	(3,183)	-	463,711	-	20,177	483,888	480,705

Withdrawals	(1,314)	(110,396)	(6,328)	(561,678)	(221)	(18,234)	(579,912)	(690,308)

Partners’ capital (net assets), June 30, 2016	-	$-	59,582	$5,598,868	2,824	$257,698	$5,856,566	$5,856,566

	June 30,	June 30,
Per unit data	2016	2015

Net asset value Series A	$ 93.97	$ 118.44
Net asset value Series B	$ 91.27	$ 115.13
Net asset value General Partner	$ -	$ 118.44

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2012. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through June 30, 2016.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 using the fair value hierarchy:

	June 30, 2016	December 31, 2015
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$2,165	$(186,937)
U.S. Government securities*	3,999,686	2,999,396
Cash and cash equivalents
Money market funds	1,175,822	1,553,238
Total assets at fair value	$5,177,673	$4,365,697

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At June 30, 2016 and December 31, 2015, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2 and 3 during the period ended June 30, 2016 and the year ended December 31, 2015.

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

At June 30, 2016 and December 31, 2015, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	June 30, 2016	June 30, 2016	June 30, 2016
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$49,003	$(66,733)	$(17,730)
Metals	105,371	(63,931)	41,440
Energy	19,480	(41,025)	(21,545)
Totals	$173,854	$(171,689)	$2,165

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2015	December 31, 2015	December 31, 2015
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$29,693	$(85,923)	$(56,230)
Metals	56,112	(118,190)	(62,078)
Energy	21,106	(89,735)	(68,629)
Totals	$106,911	$(293,848)	$(186,937)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three and six months ended June 30, 2016 and 2015, the Partnership’s derivative contracts had the following impact on the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Type of Contract	2016	2015	2016	2015
Agricultural	$98,866	$257,564	$88,236	$(35,418)
Metal	113,047	(99,042)	221,573	(166,962)
Energy	425,215	488,768	271,004	62,013
	$637,128	$647,290	$580,813	$(140,367)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$739,862	$338,371	$391,710	$(762,493)
Change in unrealized gains (losses) on open futures contracts	(102,734)	308,919	189,103	622,126
	$637,128	$647,290	$580,813	$(140,367)

Trading income is exclusive of brokerage commissions.

For the three and six months ended June 30, 2016 and 2015, the monthly average number of contracts bought and sold was 244,  272, 427 and 464 respectively.

As of June 30, 2016 and December 31, 2015, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

As of June 30, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$173,854	$(171,689)	$2,165

Liabilities
US and foreign futures contracts	171,689	(171,689)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of June 30, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$2,165	$-	$(2,165)	$-
Total	$2,165	$-	$(2,165)	$-

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
As of December 31, 2015

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4.Agreements and Related-Party Transactions (Continued)

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Management fees – General Partner	$14,400	$23,880	$28,832	49,189
Trailing servicing fees – Uhlmann	10,151	17,072	20,458	35,170

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights

Financial highlights for limited partners for the three and six months ended June 30, 2016 and 2015 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	June 30, 2016		June 30, 2015
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$84.97	$82.54	$111.64	$108.56
Income (loss) from operations:
Net trading gains (losses)	9.68	9.40	7.60	7.39

Investment income	0.04	0.04	0.01	0.01
Expenses	(0.72)	(0.71)	(0.81)	(0.83)
Net investment loss	(0.68)	(0.67)	(0.80)	(0.82)

Net gain (loss) per unit	9.00	8.73	6.80	6.57
Net asset value per unit at the end of the period	$93.97	$91.27	$118.44	$115.13

	Six months ended		Six months ended
	June 30, 2016		June 30, 2015
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$86.43	$83.99	$121.70	$118.36
Income (loss) from operations:
Net trading gains (losses)	8.89	8.62	(1.67)	(1.62)

Investment income	0.04	0.04	0.03	0.03
Expenses	(1.39)	(1.38)	(1.62)	(1.64)
Net investment loss	(1.35)	(1.34)	(1.59)	(1.61)

Net gain (loss) per unit	7.54	7.28	(3.26)	(3.23)
Net asset value per unit at the end of the period	$93.97	$91.27	$118.44	$115.13

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights (Continued)

	Three months ended		Three months ended
	June 30, 2016		June 30, 2015
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.98)%	(3.04)%	(2.70)%	(2.86)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.17%	3.23%	2.75%	2.91%

Total return (3)	10.60%	10.58%	6.09%	6.06%

	Six months ended		Six months ended
	June 30, 2016		June 30, 2015
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.05)%	(3.11)%	(2.70)%	(2.82)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.18%	3.25%	2.76%	2.88%

Total return (3)	8.72%	8.67%	(2.69)%	(2.73)%

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

The Partnership has reserved $54,489 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees.

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

Note 10.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2016, the statement of operations and changes in partners’ capital (net assets) for the three and six months ended June 30, 2016 and 2015 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of June 30, 2016, results of operations and changes in partner’s capital (net assets) for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events

Subsequent to June 30, 2016, withdrawals totaled approximately $41,639.

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

At June 30, 2016 and December 31, 2015, the Partnership’s net assets were $5,856,566 and $6,066,169, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net Revenues	2016	2015	2016	2015
Realized gains (losses) on futures contracts	$739,862	$338,371	$391,710	$(762,493)
Change in unrealized gains (losses) on open futures contracts	(102,734)	308,919	189,103	622,126
Interest income	2,640	1,205	3,750	2,550
Brokerage commissions	(5,459)	(7,792)	(11,901)	(16,261)

Total Net Revenues	634,309	640,703	572,662	(154,078)

Operating Expenses
Management fees	14,400	23,880	28,832	49,189
Administrative fees and other expenses	31,444	41,485	63,125	85,678

Total Operating Expenses	45,844	65,365	91,957	134,868

Net Income (Loss)	$588,465	$575,338	$480,705	$(288,946)

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

The Partnership posted a gain of 8.98% in April.  The performance for the Index’s sectors were all positive.  The agricultural, energy and metals sectors posted gains of 1.58%, 5.56% and 2.02%, respectively. The best performing commodities in April were silver, brent crude, heating oil, soybean meal and gas oil.  The highest grossing commodities were light crude, brent crude, silver, corn and aluminum.

The Partnership posted a loss of -0.43% in May.  The performance for all of the Index’s sectors was mixed.  The agricultural and energy sectors posted gains of 0.28%, and 1.63%, respectively and the metals sector posted a loss of -1.97%.  The best performing commodities in May were orange juice, soybean meal, gas oil, heating oil and sugar.  The highest grossing commodities were light crude, brent crude, soybeans, corn and heating oil.

The Partnership posted a gain of 1.92% in June.  The performance for all of the Index’s sectors was mixed.  The metals and energy sectors posted a gains of 1.92% and 0.37%, respectively while the agricultural sector posted a loss of -0.06%.  The best performing commodities in June were natural gas, silver, orange juice, sugar and sugar-NYSE.  The highest grossing commodities were natural gas, silver, soybeans, gold and aluminum.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at June 30, 2016 (unaudited) and December 31, 2015.

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

The following tables summarize the redemptions by investors during the three months ended June 30, 2016.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2016	(2,110.11)	$92.59
May 31, 2016	(1,190.01)	$92.20
June 30, 2016	(284.72)	$93.97

Series B

Month:	Units Redeemed:	NAV per Unit ($):
April 30, 2016	-	$89.95
May 31, 2016	-	$89.56
June 30, 2016	-	$91.27

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2016.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer