Form 10-Q
period 2016-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2016-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2016

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited)	3

Condensed Schedules of Investments as of September 30, 2016 (Unaudited) and December 31, 2015 (Audited)	4-5

Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-16

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2016 (Unaudited)  and December 31, 2015 (Audited)

	September 30, 2016	December 31, 2015
ASSETS

Equity in broker trading accounts:
Cash at brokers	$773,868	$1,932,056
Unrealized gain (loss) on open futures contracts, net	62,785	(186,937)
Total equity in brokers trading accounts	836,653	1,745,119

U.S. Government securities, at fair value	4,395,660	2,999,396
Cash and cash equivalents	597,893	1,743,738
Total assets	$5,830,206	$6,488,253

LIABILITIES

Brokerage commissions payable	$1,455	$1,455
Accrued management fees – General Partner	4,527	5,458
Administrative and other fees payable	115,090	162,097
Withdrawals payable	73,391	253,074
Total liabilities	194,463	422,084

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	5,635,743	6,066,169

Total liabilities and partners’ capital (net assets)	$5,830,206	$6,488,253

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2016  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $3,998,046)

U.S. Treasury Bills due 11/25/2016 at 0.17%, principal amount $1,100,000	$1,099,722	19.51%
U.S. Treasury Bills due 12/29/2016 at 0.25%, principal amount $1,100,000	1,099,318	19.51
U.S. Treasury Bills due 02/02/2017 at 0.29%, principal amount $1,100,000	1,098,897	19.50
U.S. Treasury Bills due 03/30/2017 at 0.42%, principal amount $1,100,000	1,097,723	19.48
	$4,395,660	78.00%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(22,368)	(0.40)%
Metals	(19,130)	(0.34)
Energy	72,009	1.28
Total U.S. Futures Positions	30,511	0.54

Foreign Futures Positions
Agricultural	(1,945)	(0.03)
Metals	34,219	0.61
Total Foreign Futures Positions	32,274	0.57

Total Futures Contracts	$62,785	1.11%

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net trading gains (losses):
Realized gains (losses) on futures contracts	$(154,524)	$(1,198,828)	$237,186	$(1,961,321)
Change in unrealized gains (losses) on open futures contracts	60,620	(297,691)	249,722	324,435
Brokerage commissions	(4,431)	(6,286)	(16,331)	(22,548)
	(98,335)	(1,502,805)	470,577	(1,659,434)

Investment income:
Interest income	3,281	689	7,032	3,239
	3,281	689	7,032	3,239

Expenses:
Management fees – General Partner	13,994	20,919	42,826	70,108
Administrative and other fees	31,051	38,921	94,177	124,599
	45,045	59,840	137,003	194,707

Net investment loss	(41,764)	(59,151)	(129,971)	(191,468)

Net income (loss)	$(140,099)	$(1,561,956)	$340,606	$(1,850,902)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$-	$(20.10)	$(2.42)	$(23.36)
Limited Partners-Series A	$(2.20)	$(20.10)	$5.34	$(23.36)
Limited Partners-Series B	$(2.15)	$(19.56)	$5.13	$(22.79)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$-	$(26,410)	$(3,183)	$(30,705)
Limited Partners-Series A	(133,508)	(1,459,707)	330,203	(1,729,959)
Limited Partners-Series B	(6,591)	(75,839)	13,586	(90,238)
	$(140,099)	$(1,561,956)	$340,606	$(1,850,902)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2014	1,314	$159,924	80,908	$9,846,684	4,520	$535,070	$10,381,754	$10,541,678

Net loss	-	(30,705)	-	(1,729,959)	-	(90,238)	(1,820,197)	(1,850,902)

Withdrawals	-	-	(11,697)	(1,310,765)	(1,475)	(153,798)	(1,464,563)	(1,464,563)

Partners’ capital (net assets), September 30, 2015	1,314	$129,219	69,211	$6,805,960	3,045	$291,034	$7,096,994	$7,226,213

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net income (loss)	-	(3,183)	-	330,203	-	13,586	343,789	340,606

Withdrawals	(1,314)	(110,396)	(7,057)	(626,454)	(406)	(34,182)	(660,636)	(771,032)

Partners’ capital (net assets), September 30, 2016	-	$-	58,853	$5,400,584	2,639	$235,159	$5,635,743	$5,635,743

	September 30,	September 30,
Per unit data	2016	2015

Net asset value Series A	$ 91.77	$ 98.34
Net asset value Series B	$ 89.12	$ 95.57
Net asset value General Partner	$ -	$ 98.34

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2016.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 using the fair value hierarchy:

	September 30, 2016	December 31, 2015
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$62,785	$(186,937)
U.S. Government securities*	4,395,660	2,999,396
Cash and cash equivalents
Money market funds	582,756	1,553,238
Total assets at fair value	$5,041,201	$4,365,697

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At September 30, 2016 and December 31, 2015, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2 and 3 during the period ended September 30, 2016 and the year ended December 31, 2015.

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

At September 30, 2016 and December 31, 2015, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2016	September 30, 2016	September 30, 2016
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$41,815	$(66,128)	$(24,313)
Metals	82,648	(67,559)	15,089
Energy	72,939	(930)	72,009
Totals	$197,402	$(134,617)	$62,785

*The net fair value of all asset and liability derivative is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2015	December 31, 2015	December 31, 2015
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$29,693	$(85,923)	$(56,230)
Metals	56,112	(118,190)	(62,078)
Energy	21,106	(89,735)	(68,629)
Totals	$106,911	$(293,848)	$(186,937)

*The net fair value of all asset and liability derivative is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three and nine months ended September 30, 2016 and 2015, the Partnership’s derivative contracts had the following impact on the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Type of Contract	2016	2015	2016	2015
Agricultural	$(101,585)	$(403,075)	$(13,350)	$(438,493)
Metal	62,500	(407,365)	284,073	(574,327)
Energy	(54,819)	(686,079)	216,185	(624,066)
	$(93,904)	$(1,496,519)	$486,908	$(1,636,886)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$(154,524)	$(1,198,828)	$237,186	$(1,961,321)
Change in unrealized gains (losses) on open futures contracts	60,620	(297,691)	249,722	324,435
	$(93,904)	$(1,496,519)	$486,908	$(1,636,886)

Trading income is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2016 and 2015, the monthly average number of contracts bought and sold was 204,  250, 291 and 406 respectively.

As of September 30, 2016 and December 31, 2015, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

As of September 30, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Gain Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$197,402	$(134,617)	$62,785

Liabilities
US and foreign futures contracts	134,617	(134,617)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of September 30, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$62,785	$-	$(62,785)	$-
Total	$62,785	$-	$(62,785)	$-

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 4.Agreements and Related-Party Transactions (Continued)

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Management fees – General Partner	$13,994	$20,919	$42,826	70,108
Trailing servicing fees – Uhlmann	9,914	15,201	30,372	50,371

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

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights

Financial highlights for limited partners for the three and nine months ended September 30, 2016 and 2015 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$93.97	$91.27	$118.44	$115.13
Income (loss) from operations:
Net trading gains (losses)	(1.52)	(1.47)	(19.32)	(18.75)

Investment income	0.05	0.05	0.01	0.01
Expenses	(0.73)	(0.73)	(0.79)	(0.82)
Net investment loss	(0.68)	(0.68)	(0.78)	(0.81)

Net gain (loss) per unit	(2.20)	(2.15)	(20.10)	(19.56)
Net asset value per unit at the end of the period	$91.77	$89.12	$98.34	$95.57

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$86.43	$83.99	$121.70	$118.36
Income (loss) from operations:
Net trading gains (losses)	7.35	7.14	(21.00)	(20.37)

Investment income	0.11	0.11	0.04	0.04
Expenses	(2.12)	(2.12)	(2.40)	(2.46)
Net investment loss	(2.01)	(2.01)	(2.36)	(2.42)

Net gain (loss) per unit	5.34	5.13	(23.36)	(22.79)
Net asset value per unit at the end of the period	$91.77	$89.12	$98.34	$95.57

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights (Continued)

	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.98)%	(3.06)%	(2.92)%	(3.13)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.21%	3.30%	2.95%	3.16%

Total return (3)	(2.35)%	(2.37)%	(16.97)%	(16.99)%

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.04)%	(3.12)%	(2.79)%	(2.93)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.20%	3.29%	2.83%	2.98%

Total return (3)	6.17%	6.10%	(19.20)%	(19.25)%

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

Note 10.Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2016, the statement of operations and changes in partners’ capital (net assets) for the three and nine months ended September 30, 2016 and 2015 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2016, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 11.Subsequent Events

Subsequent to September 30, 2016, withdrawals totaled approximately $25,819.

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

At September 30, 2016 and December 31, 2015, the Partnership’s net assets were $5,635,743 and $6,066,169, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenues	2016	2015	2016	2015
Realized gains (losses) on futures contracts	$(154,524)	$(1,198,828)	$237,186	$(1,961,321)
Change in unrealized gains (losses) on open futures contracts	60,620	(297,691)	249,722	324,435
Interest income	3,281	689	7,032	3,239
Brokerage commissions	(4,431)	(6,286)	(16,331)	(22,548)
Total Net Revenues	(95,054)	(1,502,116)	477,609	(1,656,195)

Operating Expenses
Management fees	13,994	20,919	42,826	70,108
Administrative fees and other expenses	31,051	38,921	94,177	124,599
Total Operating Expenses	45,045	59,840	137,003	194,707

Net Income (Loss)	$(140,099)	$(1,561,956)	$340,606	$(1,850,902)

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

The Partnership posted a loss of -5.30% in July.  The performance for all of the Index’s sectors was mixed.  The metals sector posted a gain of 1.12%, while the agricultural and energy sectors posted losses of -1.07%, and -5.10% respectively.  The best performing commodities in July were silver, cotton, platinum, nickel and coffee-NYSE.  The highest grossing commodities were cotton, silver, platinum, coffee-NYSE and nickel.

The Partnership posted a loss of -0.69% in August.  The performance for all of the Index’s sectors was mixed.  The energy sector posted a gain of 2.24%, while the agricultural and metals sectors posted losses of -1.70%, and -0.92% respectively.  The best performing commodities in August were gas oil, tin, heating oil, RBOB gasoline and soybean oil.  The highest grossing commodities were light crude, brent crude, RBOB gasoline, heating oil and soybean oil.

The Partnership posted a gain of 3.83% in September.  The performance for the Index’s sectors were all positive.  The agricultural, energy and metals sectors posted gains of 0.99%, 2.22% and 0.88%, respectively. The best performing commodities in September were sugar-NYSE, tin, RBOB gasoline, lead and sugar. The highest grossing commodities were light crude, brent crude, corn, RBOB gasoline and copper.

2015

The Partnership posted a loss of -5.93% in January.  The performance for all of the Index’s sectors was mixed.  The metals sector posted a gain of 0.12%, while the agricultural and energy sectors posted losses of -2.12%, and -3.52% respectively. The best performing commodities in January were silver, gold, platinum, sugar and coffee-NYSE.  The highest grossing commodities were silver, gold, platinum, sugar and coffee-NYSE.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2016 (unaudited) and December 31, 2015.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2016.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2016	(288.72)	$88.99
August 31, 2016	(387.99)	$88.38
September 30, 2016	(52.24)	$91.77

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2016	(184.52)	$86.43
August 31, 2016	-	$85.83
September 30, 2016	-	$89.12

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2016.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer