Form 10-K
period 2016-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2017-03-30
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2016

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

The Partnership subsequently filed an additional registration statement with the SEC to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2017.

Effective September 22, 2010, the Partnership filed an additional registration statement with the SEC to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”).  A total of $1,280,078 of Series B units has been sold to the public as of March 1, 2017.  Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units did not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates. Effective May 1, 2013, the Partnership ceased offering its units of limited partnership and subsequently deregistered the unsold balance of its registered units.

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

 (c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”).  The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future.  Funds for its business were obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading.  At December 31, 2016, the Partnership was not accepting contributions.

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

(b)   Holders.  There were approximately 378 Series A and 20 Series B Limited Partners at March 1, 2017.

(c)   Dividends.  The Fund has not paid any dividends.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.  There are no securities authorized for issuance under equity compensation plans.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.  There have been no sales of unregistered securities of the Partnership during 2016.

(f)   Issuer Purchases of Equity Securities.  Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit.  The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of  2016:

Series A

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2016	(281.36)	90.78
November 30, 2016	(250.33)	92.32
December 31, 2016	(560.10)	94.46

Series B

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2016	-	88.15
November 30, 2016	(28.58)	89.64
December 31, 2016	(54.29)	91.71

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

CAPITAL RESOURCES

The Partnership has raised capital only through the sale of units of limited partnership interest.  At December 31, 2016,  the Partnership was not accepting contributions.   The Partnership does not intend to raise any capital through borrowing.  Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  During a single trading day, no trades may be executed at prices beyond the daily limit.  This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Trading in forward or other over the counter contracts introduces a possible further impact on liquidity.  Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments.  Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31,  2016, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

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

Selected Financial Data
For the years ended December 31, 2016 and 2015
	2016	2015
Revenue
Net realized and unrealized losses	$695,654	$(2,440,615)
Interest income	11,367	4,040
Expenses
Administrative expenses	125,164	159,655
Brokerage commissions	20,781	27,302
Management fees	56,829	87,562
Net Income (Loss)	$504,247	$(2,711,094)
Net Assets	$5,690,287	$6,066,169

2016

During 2016, the Index and the Partnership experienced positive performance. The Index can be categorized into three sectors: agriculture, energy and metals. During 2016, the performance of the Index’s sectors were all positive. Agriculture, energy and metals sectors posted increases of 0.79%, 8.12% and 3.99%, respectively. The Index returned 13.35% while the Partnership returned 9.28%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level.

The Partnership had no capital contributions in 2016. The total capital withdrawals in 2016 were $880,129.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forwards, and other over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2016 and 2015.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Report of Independent Registered Public Accounting Firm

To the Partners

Rogers International Raw Materials Fund, L.P.

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Rogers International Raw Materials Fund, L.P. (the Partnership) as of December 31, 2016 and December 31, 2015, and the related statements of operations and changes in partners’ capital (net assets) for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, L.P. as of December 31, 2016 and December 31, 2015, and the results of its operations and changes in partners’ capital for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 30, 2017

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2016 and 2015

	2016	2015
ASSETS

Equity in broker trading accounts:
Cash at brokers	$787,766	$1,932,056
Unrealized loss on open futures contracts, net	(26,551)	(186,937)
Total equity in brokers trading accounts	761,215	1,745,119

U.S. Government securities, at fair value	3,396,501	2,999,396
Cash and cash equivalents	1,823,389	1,743,738
Total assets	$5,981,105	$6,488,253

LIABILITIES

Brokerage commissions payable	$1,455	$1,455
Accrued management fees – General Partner	4,682	5,458
Administrative and other fees payable	115,990	162,097
Withdrawals payable	168,691	253,074
Total liabilities	290,818	422,084

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	5,690,287	6,066,169

Total liabilities and partners’ capital (net assets)	$5,981,105	$6,488,253

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2016

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $3,393,914)

U.S. Treasury Bills due 02/02/2017 at 0.29%, principal amount $1,100,000	$1,099,709	19.33%
U.S. Treasury Bills due 03/30/2017 at 0.42%, principal amount $1,100,000	1,098,880	19.31
U.S. Treasury Bills due 04/27/2017 at 0.54%, principal amount $1,200,000	1,197,912	21.05
	$3,396,501	59.69%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(43,409)	(0.76)%
Metals	(48,320)	(0.85)
Energy	33,609	0.59
Total U.S. Futures Positions	(58,120)	(1.02)

Foreign Futures Positions
Agricultural	3,361	0.06
Metals	28,208	0.50
Total Foreign Futures Positions	31,569	0.56

Total Futures Contracts	$(26,551)	(0.46)%

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2016 and 2015

	2016	2015

Net trading gains (losses):
Realized gains (losses) on futures contracts	$535,268	$(2,759,460)
Change in unrealized gains on open futures contracts	160,386	318,845
Brokerage commissions	(20,781)	(27,302)
	674,873	(2,467,917)

Investment income:
Interest income	11,367	4,040
	11,367	4,040

Expenses:
Management fees – General Partner	56,829	87,562
Administrative and other fees	125,164	159,655
	181,993	247,217

Net investment loss	(170,626)	(243,177)

Net income (loss)	$504,247	$(2,711,094)

Net increase (decrease) in NAV per GP and LP unit for the period:

General Partner	$(2.42)	$(35.27)
Limited Partners-Series A	$8.03	$(35.27)
Limited Partners-Series B	$7.72	$(34.37)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$(3,183)	$(46,345)
Limited Partners-Series A	487,051	(2,539,232)
Limited Partners-Series B	20,379	(125,517)
	$504,247	$(2,711,094)

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)
For the years ended December 31, 2016 and 2015

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), January 1, 2015	1,314	$159,924	80,908	$9,846,684	4,520	$535,070	$10,381,754	$10,541,678

Net loss	-	(46,345)	-	(2,539,232)	-	(125,517)	(2,664,749)	(2,711,094)

Withdrawals	-	-	(14,998)	(1,610,617)	(1,475)	(153,798)	(1,764,415)	(1,764,415)

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net income (loss)	-	(3,183)	-	487,051	-	20,379	507,430	504,247

Withdrawals	(1,314)	(110,396)	(8,148)	(728,011)	(489)	(41,722)	(769,733)	(880,129)

Partners’ capital (net assets), December 31, 2016	-	$-	57,762	$5,455,875	2,556	$234,412	$5,690,287	$5,690,287

Per unit data		2016	2015

Net asset value Series A		$ 94.46	$ 86.43
Net asset value Series B		$ 91.71	$ 83.99
Net asset value General Partner		$ -	$ 86.43

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2016

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.  The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2016.

Profit and Loss Allocation: Limited partners and the General Partner share in the profits and losses of the Partnership in the proportion that each partner’s capital account bears to the total partners’ capital.

Note 1. Significant Accounting Policies (continued):

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 using the fair value hierarchy:

	2016	2015
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(26,551)	$(186,937)
U.S. Government securities*	3,396,501	2,999,396
Cash and cash equivalents
Money market funds	1,785,735	1,553,238
Total assets at fair value	$5,155,685	$4,365,697

*See the condensed schedule of investments for further description.

During the years ended December 31, 2016 and 2015, there were no Level 2 or Level 3 assets or liabilities.

Note 2. Fair Value of Financial Instruments (continued):

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2, and 3 during the years ended December 31, 2016 and 2015.

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

As of and for the years ended December 31, 2016 and 2015, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2016	December 31, 2016	December 31, 2016
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$25,689	$(65,737)	$(40,048)
Metals	90,395	(110,507)	(20,112)
Energy	36,407	(2,798)	33,609
	$152,491	$(179,042)	$(26,551)

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2015	December 31, 2015	December 31, 2015
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$29,693	$(85,923)	$(56,230)
Metals	56,112	(118,190)	(62,078)
Energy	21,106	(89,735)	(68,629)
	$106,911	$(293,848)	$(186,937)

*The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Trading Revenue** for the years ended December 31, 2016 and 2015:

Type of Instrument	12/31/2016	12/31/2015

Type of Contract
Agricultural	$33,909	$(483,591)
Metal	230,910	(661,292)
Energy	430,835	(1,295,732)
	$695,654	$(2,440,615)

Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$535,268	$(2,759,460)
Change in unrealized gains (losses) on open futures contracts	160,386	318,845
	$695,654	$(2,440,615)

** Trading gains and losses is exclusive of brokerage commissions.

Note 3. Derivative Transactions (continued):

For the years ended December 31, 2016 and 2015, the monthly average number of contracts bought and sold was 239 and 376, respectively.

Year ended December 31, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$152,491	$(152,491)	$-

Liabilities
US and foreign futures contracts	179,042	(152,491)	26,551

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$(26,551)	$-	$26,551	$-
Total	$(26,551)	$-	$26,551	$-

Year ended December 31, 2015
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$106,911	$(106,911)	$-

Liabilities
US and foreign futures contracts	293,848	(106,911)	186,937

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2015

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$(186,937)	$-	$186,937	$-
Total	$(186,937)	$-	$186,937	$-

Note 3. Derivative Transactions (continued):

Notional Value for the years ended December 31, 2016 and 2015:

	December 31, 2016
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 5,949,980	156	$ -	-

	December 31, 2015
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 6,039,273	194	$ -	-

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

Uhlmann Price Securities L.L.C. (“Uhlmann”), a party related to the General Partner by reason of common management, and from April 2013 to December 2016, common ownership, acts as the selling group manager for the Partnership. The Partnership pays Uhlmann a share of selling fees when units are sold by its registered brokers.  Selling fees of up to 2% of the gross offering proceeds (which includes a 0.50% reallowance to Uhlmann) were charged to partners’ capital upon issuance of Series B Partnership units.

In addition, there is an annual trailing servicing fee of up to 1% of the net asset value of the specific partner’s capital account payable to the soliciting broker-dealer for ongoing investor services.  For all Series B units sold, the total trailing servicing fee is not to exceed 7.99% of the gross offering proceeds of the units sold.

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner through common management, and from April 2013 to December 2016, common ownership, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to Price Futures, by the clearing broker.

A summary of fees charged by related parties to the Partnership is as follows:

	2016	2015

Management fees – General Partner	$56,829	$87,562
Trailing servicing fees – Uhlmann	40,283	62,967

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

Note 7.  Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2016 and 2015 are as follows:

Per Unit Performance
	Year ended		Year ended
	December 31, 2016		December 31, 2015
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$86.43	$83.99	$121.70	$118.36
Income (loss) from operations:
Net trading gains (losses)	10.70	10.39	(32.19)	(31.24)

Investment income	0.18	0.17	0.05	0.05
Expenses	(2.85)	(2.84)	(3.13)	(3.18)
Net investment loss	(2.67)	(2.67)	(3.08)	(3.13)

Net gain (loss) per unit	8.03	7.72	(35.27)	(34.37)
Net asset value per unit at the end of the period	$94.46	$91.71	$86.43	$83.99

	Year ended		Year ended
	December 31, 2016		December 31, 2015
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(3.01)%	(3.09)%	(2.84)%	(2.94)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.21%	3.29%	2.89%	2.99%

Total return (3)	9.28%	9.20%	(28.98)%	(29.04)%

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

The Partnership has reserved $46,883 of the excess Refco related recoveries to apply to expenses incurred to administer ongoing communication with, and distributions and reporting to, redeemed limited partners with respect to Refco related recoveries received by the Partnership. These expenses include but are not limited to professional fees, printing, postage, and administration fees.

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

Note 10.  Subsequent Events:

From January 1, 2017 to March 30,  2017 there were withdrawals from the Partnership totaling $91,571.

2.  Supplementary Data

Not required.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s internal controls over financial reporting with respect to the Partnership and have concluded that Beeland Management’s internal controls over financial reporting are effective.

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

The managers of Beeland Management are as follows:

Marilyn S. Cleeff, 64, is the chief financial officer of Beeland Management Company, which she joined in December 2014.  Prior to joining Beeland, Ms. Cleeff devoted over 25 years as a senior executive and independent consultant to successful organizations providing client services to the financial industry.  Ms. Cleeff has a unique and diverse mix of accounting, audit, regulatory and operations experience that has enabled her to serve as a key resource in the development and control of financial reporting systems for broker-dealers, proprietary trading companies, fund advisors, and fund administrators.  Ms. Cleeff was North American Controller of MF Global, Inc. a broker dealer; Chief Financial Officer of Iowa Grain Company, a futures clearing firm; Director of Treasury for Mizuho Securities, Inc. in Chicago; and Managing Director of Spectrum Global Fund

Administration. Ms. Cleeff holds an M.B.A. from Northwestern University’s Kellogg School of Management and a BS in accounting from the University of Illinois.  Ms. Cleeff is a CPA and an NFA principal.  Ms. Cleeff is on the board of directors of Reading Power, Inc., a non-profit literacy tutoring program, and the Kellogg Executive Women’s Network.

John D. Reese, 62, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010.  From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008.  Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2002 to December 2007.  From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York.  Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT.  He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 47, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Schink has been listed as a principal and registered as an associated person of the general partner since September 2014.  Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management.  From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions.  Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

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

(b)   Security Ownership of Management

The Partnership’s affairs are managed by Beeland Management Company, L.L.C.  as general partner.

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

A summary of fees charged or received by related parties to the Partnership during 2016 is as follows:

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

             (1)Audit Fees. Spicer Jeffries LLP anticipates billing the Partnership for professional services rendered for the year ended December 31, 2016 and billed the Partnership for professional services rendered for the year ended December 31, 2015. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2016	$32,500
2015	$32,500

(2)Audit-Related Fees. None.

(3)Tax Fees. Spicer Jeffries LLP anticipates billing the Partnership for tax compliance services which relate to the preparation of U.S. and applicable state income tax returns for the year ended December 31, 2016 and billed the Partnership for professional services rendered for the year ended December 31, 2015.

2016	$4,500
2015	$14,500

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

(6)Not Applicable.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents filed as a part of the report:

(1) Financial Statements:

The following are included with the 2016 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2017.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Title with
Signature	General Partner	Date
/s/David F. Schink	Manager	March 30, 2017
David F. Schink

/s/Marilyn S. Cleeff	Principal Financial and Accounting	March 30, 2017
Marilyn S. Cleeff	Officer

(Being the manager and the principal financial and accounting officer of Beeland Management, LLC.)