Form 10-Q/A
period 2017-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2017-05-11
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2017

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of March 31, 2017 (Unaudited) and December 31, 2016 (Audited)	3

Condensed Schedules of Investments as of March 31, 2017 (Unaudited) and December 31, 2016 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2017 and 2016 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-15

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2017 (Unaudited)  and December 31, 2016 (Audited)

	March 31, 2017	December 31, 2016
ASSETS

Equity in broker trading accounts:
Cash at brokers	$713,941	$787,766
Unrealized loss on open futures contracts, net	(34,148)	(26,551)
Total equity in brokers trading accounts	679,793	761,215

U.S. Government securities, at fair value	4,594,396	3,396,501
Cash and cash equivalents	267,013	1,823,389
Total assets	$5,541,202	$5,981,105

LIABILITIES

Brokerage commissions payable	$1,455	$1,455
Accrued management fees – General Partner	4,594	4,682
Administrative and other fees payable	126,374	115,990
Withdrawals payable	158,773	168,691
Total liabilities	291,196	290,818

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	5,250,006	5,690,287

Total liabilities and partners’ capital (net assets)	$5,541,202	$5,981,105

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2017  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $4,589,406)

U.S. Treasury Bills due 04/27/2017 at 0.54%, principal amount $1,200,000	$1,199,518	22.85%
U.S. Treasury Bills due 05/04/2017 at 0.57%, principal amount $1,300,000	1,299,304	24.75
U.S. Treasury Bills due 07/13/2017 at 0.75%, principal amount $1,000,000	997,873	19.01
U.S. Treasury Bills due 08/03/2017 at 0.61%, principal amount $1,100,000	1,097,701	20.91
	$4,594,396	87.52%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(23,508)	(0.45)%
Metals	(5,230)	(0.10)
Energy	(16,186)	(0.31)
Total U.S. Futures Positions	(44,924)	(0.86)

Foreign Futures Positions
Agricultural	(3,268)	(0.06)
Metals	14,044	0.27
Total Foreign Futures Positions	10,776	0.21

Total Futures Contracts	$(34,148)	(0.65)%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2016 (Audited)

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Net trading gains (losses):
Realized losses on futures contracts	$(89,442)	$(348,153)
Change in unrealized gains (losses) on open futures contracts	(7,596)	291,837
Brokerage commissions	(4,955)	(6,442)
	(101,993)	(62,758)

Investment income:
Interest income	6,728	1,111
	6,728	1,111

Expenses:
Management fees – General Partner	14,026	14,432
Administrative and other fees	30,873	31,681
	44,899	46,113

Net investment loss	(38,171)	(45,002)

Net income (loss)	$(140,164)	$(107,760)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$-	$(1.46)
Limited Partners-Series A	$(2.44)	$(1.46)
Limited Partners-Series B	$(2.38)	$(1.45)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$-	$(3,183)
Limited Partners-Series A	(135,043)	(100,106)
Limited Partners-Series B	(5,121)	(4,471)
	$(140,164)	$(107,760)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net loss	-	(3,183)	-	(100,106)	-	(4,471)	(104,577)	(107,760)

Withdrawals	(1,314)	(110,396)	(2,743)	(229,818)	(221)	(18,233)	(248,051)	(358,447)

Partners’ capital (net assets), March 31, 2016	-	$-	63,167	$5,366,911	2,824	$233,051	$5,599,962	$5,599,962

Partners’ capital (net assets), December 31, 2016	-	$-	57,762	$5,455,875	2,556	$234,412	$5,690,287	$5,690,287

Net loss	-	-	-	(135,043)	-	(5,121)	(140,164)	(140,164)

Withdrawals	-	-	(2,865)	(269,311)	(334)	(30,806)	(300,117)	(300,117)

Partners’ capital (net assets), March 31, 2017	-	$-	54,897	$5,051,521	2,222	$198,485	$5,250,006	$5,250,006

	March 31,	March 31,
Per unit data	2017	2016

Net asset value Series A	$ 92.02	$ 84.97
Net asset value Series B	$ 89.33	$ 82.54
Net asset value General Partner	$ -	$ 84.97

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2017.

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

Statement of Cash Flows:  The Partnership has elected not to provide a statement of cash flows as permitted by GAAP as all of the following conditions have been met:

-	During the year, substantially all of the Partnership’s investments were highly liquid;
-	Substantially all of the Partnership’s investments are carried at fair value;
-	The Partnership had little or no debt during the year;
-	The Partnership’s financial statements include a statement of changes in partners’ capital (net assets).

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 using the fair value hierarchy:

	March 31, 2017	December 31, 2016
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized loss on open futures contracts, net*	$(34,148)	$(26,551)
U.S. Government securities*	4,594,396	3,396,501
Cash and cash equivalents
Money market funds	183,497	1,785,735
Total assets at fair value	$4,743,745	$5,155,685

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At March 31, 2017 and December 31, 2016, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2 and 3 during the period ended March 31, 2017 and the year ended December 31, 2016.

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

At March 31, 2017 and December 31, 2016, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2017	March 31, 2017	March 31, 2017
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$7,544	$(34,320)	$(26,776)
Metals	54,574	(45,760)	8,814
Energy	15,017	(31,203)	(16,186)
Totals	$77,135	$(111,283)	$(34,148)

*The net fair value of all asset and liability derivatives is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2016	December 31, 2016	December 31, 2016
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$25,689	$(65,737)	$(40,048)
Metals	90,395	(110,507)	(20,112)
Energy	36,407	(2,798)	33,609
Totals	$152,491	$(179,042)	$(26,551)

*The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three months ended March 31, 2017 and 2016, the Partnership’s derivative contracts had the following impact on the statement of operations:

	March 31, 2017	March 31, 2016

Type of Contract
Agricultural	$(576)	$(10,631)
Metal	124,879	108,526
Energy	(221,341)	(154,211)
	$(97,038)	$(56,316)

Line Item in Statements of Operations
Realized losses on futures contracts	$(89,442)	$(348,153)
Change in unrealized gains (losses) on open futures contracts	(7,596)	291,837
	$(97,038)	$(56,316)

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2017 and 2016, the monthly average number of contracts bought and sold was 227 and 301 respectively.

As of March 31, 2017 and December 31, 2016, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

As of March 31, 2017
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$77,135	$(77,135)	$-

Liabilities
US and foreign futures contracts	111,283	(77,135)	34,148

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As March 31, 2017

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$(34,148)	$-	$34,148	$-
Total	$(34,148)	$-	$34,148	$-

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

Year ended December 31, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Statement of Financial Condition	Net Amount of Unrealized Loss Presented in the Consolidated Statement of Financial Condition
Assets
US and foreign futures contracts	$152,491	$(152,491)	$-

Liabilities
US and foreign futures contracts	179,042	(152,491)	26,551

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$(26,551)	$-	$26,551	$-
Total	$(26,551)	$-	$26,551	$-

Notional Value as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 5,162,991	140	$ -	-

	December 31, 2016
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 5,949,980	156	$ -	-

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Management fees – General Partner	$14,026	$14,432
Trailing servicing fees – Uhlmann	9,862	10,307

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

Note 6.          Financial Instruments with Off-Balance Sheet Credit and Market Risk (Continued)

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

Note 7.Financial Highlights

Financial highlights for limited partners for the three months ended March 31, 2017 and 2016 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$94.46	$91.71	$86.43	$83.99
Income (loss) from operations:
Net trading losses	(1.79)	(1.73)	(0.80)	(0.79)

Investment income	0.11	0.11	0.01	0.01
Expenses	(0.76)	(0.76)	(0.67)	(0.67)
Net investment loss	(0.65)	(0.65)	(0.66)	(0.66)

Net loss per unit	(2.44)	(2.38)	(1.46)	(1.45)
Net asset value per unit at the end of the period	$92.02	$89.33	$84.97	$82.54

	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.76)%	(2.85)%	(3.14)%	(3.24)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.25%	3.34%	3.22%	3.31%

Total return (3)	(2.58)%	(2.60)%	(1.70)%	(1.72)%

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

Note 9.Interim Financial Statements

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2017, the statements of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2017 and 2016 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2017, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 10.Subsequent Events

Subsequent to March 31, 2017, withdrawals totaled approximately $92,571.

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

At March 31, 2017 and December 31, 2016, the Partnership’s net assets were $5,250,006 and $5,690,287, respectively.

	Three months ended	Three months ended
Net Revenues	March 31, 2017	March 31, 2016
Realized losses on futures contracts	$(89,442)	$(348,153)
Change in unrealized gains (losses) on open futures contracts	(7,596)	291,837
Interest income	6,728	1,111
Brokerage commissions	(4,955)	(6,442)
Total Net Revenues	(95,265)	(61,647)

Operating Expenses
Management fees	14,026	14,432
Administrative fees and other expenses	30,873	31,681
Total Operating Expenses	44,899	46,113

Net Income (Loss)	$(140,164)	$(107,760)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2017

The Partnership posted a gain of 0.58% in January.  The performance for all of the Index’s sectors was mixed.  The agricultural and metals sector posted gains of 0.96% and 1.88%, respectively while the energy sector posted a  loss of -2.12%.  The best performing commodities last month were rubber, lead, silver, zinc and copper.  The highest grossing commodities were silver, copper, lead, rubber and aluminum.

The Partnership posted a gain of 0.03% in February.  The performance for all of the Index’s sectors was mixed.  The agricultural and metals sector posted gains of 0.05% and 0.57%, respectively while the energy sector posted a loss of -0.28%.  The best performing commodities last month were lumber, nickel, silver, aluminum and gold.  The highest grossing commodities were aluminum, silver, light crude, lumber and gold

The Partnership posted a loss of -3.17% in March.  The performance for the Index’s sectors were all negative.  The agricultural, energy and metals sectors posted losses of -1.16%,  -1.54% and -0.25%, respectively.  The best performing commodities last month were natural gas, cocoa-NYSE, tin, lead and live cattle.  The highest grossing commodities were natural gas, cocoa-NYSE, tin, aluminum and lead.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2017 (unaudited) and December 31, 2016.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2017.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2017	(679.00)	$95.00
February 28, 2017	(1,222.00)	$95.03
March 31, 2017	(964.00)	$92.02

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2017	(334.00)	$92.23
February 28, 2017	-	$92.26
March 31, 2017	-	$89.33

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2017.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer