Form 10-Q
period 2017-09-30
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2017-11-14
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2017

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	3

Condensed Schedules of Investments as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	4-5

Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-15

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of September 30, 2017 (Unaudited)  and December 31, 2016 (Audited)

	September 30, 2017	December 31, 2016
ASSETS

Equity in broker trading accounts:
Cash at brokers	$587,193	$787,766
Unrealized gain (loss) on open futures contracts, net	4,304	(26,551)
Total equity in brokers trading accounts	591,497	761,215

U.S. Government securities, at fair value	3,992,088	3,396,501
Cash and cash equivalents	326,471	1,823,389
Total assets	$4,910,056	$5,981,105

LIABILITIES

Brokerage commissions payable	$1,455	$1,455
Accrued management fees – General Partner	3,907	4,682
Administrative and other fees payable	94,066	115,990
Withdrawals payable	86,045	168,691
Total liabilities	185,473	290,818

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	4,724,583	5,690,287

Total liabilities and partners’ capital (net assets)	$4,910,056	$5,981,105

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of September 30, 2017  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $4,084,629)

U.S. Treasury Bills due 10/26/2017 at 0.89%, principal amount $1,000,000	$999,362	21.15%
U.S. Treasury Bills due 11/02/2017 at 0.97%, principal amount $1,300,000	1,298,870	27.49
U.S. Treasury Bills due 02/01/2018 at 1.06%, principal amount $1,700,000	1,693,856	35.85
	$3,992,088	84.49%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(56,216)	(1.19)%
Metals	(1,500)	(0.03)
Energy	29,626	0.63
Total U.S. Futures Positions	(28,090)	(0.59)

Foreign Futures Positions
Agricultural	(4,365)	(0.09)
Metals	36,759	0.78
Total Foreign Futures Positions	32,394	0.69

Total Futures Contracts	$4,304	0.10%

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net trading gains (losses):
Realized gains (losses) on futures contracts	$235,877	$(154,524)	$(158,525)	$237,186
Change in unrealized gains (losses) on open futures contracts	(51,663)	60,620	30,855	249,722
Brokerage commissions	(4,808)	(4,431)	(14,678)	(16,331)
	179,406	(98,335)	(142,348)	470,577

Investment income:
Interest income	10,503	3,281	26,072	7,032
	10,503	3,281	26,072	7,032

Expenses:
Management fees – General Partner	11,900	13,994	38,561	42,826
Administrative and other fees	31,370	31,051	93,443	94,177
	43,270	45,045	132,004	137,003

Net investment loss	(32,767)	(41,764)	(105,932)	(129,971)

Net income (loss)	$146,639	$(140,099)	$(248,280)	$340,606

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$-	$-	$-	$(2.42)
Limited Partners-Series A	$2.72	$(2.20)	$(4.23)	$5.34
Limited Partners-Series B	$2.63	$(2.15)	$(4.15)	$5.13

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$-	$-	$-	$(3,183)
Limited Partners-Series A	141,571	(133,508)	(239,078)	330,203
Limited Partners-Series B	5,068	(6,591)	(9,202)	13,586
	$146,639	$(140,099)	$(248,280)	$340,606

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2015	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net income (loss)	-	(3,183)	-	330,203	-	13,586	343,789	340,606

Withdrawals	(1,314)	(110,396)	(7,057)	(626,454)	(406)	(34,182)	(660,636)	(771,032)

Partners’ capital (net assets), September 30, 2016	-	$-	58,853	$5,400,584	2,639	$235,159	$5,635,743	$5,635,743

Partners’ capital (net assets), December 31, 2016	-	$-	57,762	$5,455,875	2,556	$234,412	$5,690,287	$5,690,287

Net loss	-	-	-	(239,078)	-	(9,202)	(248,280)	(248,280)

Withdrawals	-	-	(7,274)	(661,355)	(624)	(56,069)	(717,424)	(717,424)

Partners’ capital (net assets), September 30, 2017	-	$-	50,488	$4,555,442	1,932	$169,141	$4,724,583	$4,724,583

	September 30,	September 30,
Per unit data	2017	2016

Net asset value Series A	$90.23	$91.77
Net asset value Series B	$87.56	$89.12
Net asset value General Partner	$-	$-

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through September 30, 2017.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 using the fair value hierarchy:

	September 30, 2017	December 31, 2016
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$4,304	$(26,551)
U.S. Government securities*	3,992,088	3,396,501
Cash and cash equivalents
Money market funds	295,302	1,785,735
Total assets at fair value	$4,291,694	$5,155,685

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At September 30, 2017 and December 31, 2016, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2 and 3 during the period ended September 30, 2017 and the year ended December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	September 30, 2017	September 30, 2017	September 30, 2017
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$12,896	$(73,477)	$(60,581)
Metals	73,312	(38,053)	35,259
Energy	34,800	(5,174)	29,626
Totals	$121,008	$(116,704)	$4,304

*The net fair value of all asset and liability derivatives is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2016	December 31, 2016	December 31, 2016
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$25,689	$(65,737)	$(40,048)
Metals	90,395	(110,507)	(20,112)
Energy	36,407	(2,798)	33,609
Totals	$152,491	$(179,042)	$(26,551)

*The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three and nine months ended September 30, 2017 and 2016, the Partnership’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Type of Contract
Agricultural	$(88,937)	$(101,585)	$(60,349)	$(13,350)
Metal	57,383	62,500	151,413	284,073
Energy	215,768	(54,819)	(218,734)	216,185
	$184,214	$(93,904)	$(127,670)	$486,908

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$235,877	$(154,524)	$(158,525)	$237,186
Change in unrealized gains (losses) on open futures contracts	(51,663)	60,620	30,855	249,722
	$184,214	$(93,904)	$(127,670)	$486,908

Trading income is exclusive of brokerage commissions.

For the three and nine months ended September 30, 2017 and 2016, the monthly average number of contracts bought and sold was 161,  205,  204 and 250 respectively.

As of September 30, 2017 and December 31, 2016, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

As of September 30, 2017
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Assets
US and foreign futures contracts	$121,008	$(116,704)	$4,304

Liabilities
US and foreign futures contracts	116,704	(116,704)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As September 30, 2017

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statements	the Statements of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$4,304	$-	$-	$4,304
Total	$4,304	$-	$-	$4,304

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

Year ended December 31, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Assets
US and foreign futures contracts	$152,491	$(152,491)	$-

Liabilities
US and foreign futures contracts	179,042	(152,491)	26,551

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statements	the Statements of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$(26,551)	$-	$26,551	$-
Total	$(26,551)	$-	$26,551	$-

Notional Value as of September 30, 2017 and December 31, 2016:

September 30, 2017
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$4,649,491	126	$-	-

December 31, 2016
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$5,949,980	156	$-	-

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Management fees – General Partner	$11,900	$13,994	$38,561	$42,826
Trailing servicing fees – Uhlmann	8,297	9,914	26,919	30,372

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

Note 7.Financial Highlights

Financial highlights for limited partners for the three and nine months ended September 30, 2017 and 2016 are as follows:

Per Unit Performance
	Three Months ended		Three Months ended
	September 30, 2017		September 30, 2016
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$87.51	$84.93	$93.97	$91.27
Income (loss) from operations:
Net trading gains (losses)	3.33	3.24	(1.52)	(1.47)

Investment income	0.20	0.19	0.05	0.05
Expenses	(0.81)	(0.80)	(0.73)	(0.73)
Net investment loss	(0.61)	(0.61)	(0.68)	(0.68)

Net gain (loss) per unit	2.72	2.63	(2.20)	(2.15)
Net asset value per unit at the end of the period	$90.23	$87.56	$91.77	$89.12

	Nine Months ended		Nine Months ended
	September 30, 2017		September 30, 2016
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$94.46	$91.71	$86.43	$83.99
Income (loss) from operations:
Net trading gains (losses)	(2.34)	(2.26)	7.35	7.14

Investment income	0.47	0.45	0.11	0.11
Expenses	(2.36)	(2.34)	(2.12)	(2.12)
Net investment loss	(1.89)	(1.89)	(2.01)	(2.01)

Net gain (loss) per unit	(4.23)	(4.15)	5.34	5.13
Net asset value per unit at the end of the period	$90.23	$87.56	$91.77	$89.12

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 7.Financial Highlights (Continued)

	Three Months ended		Three Months ended
	September 30, 2017		September 30, 2016
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.76)%	(2.82)%	(2.98)%	(3.06)%
Ratio of expenses to average partners' capital (net assets) (1)(2)	3.64%	3.70%	3.21%	3.30%

Total return (3)	3.11%	3.09%	(2.35)%	(2.37)%

	Nine Months ended		Nine Months ended
	September 30, 2017		September 30, 2016
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.77)%	(2.85)%	(3.04)%	(3.12)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.45%	3.52%	3.20%	3.29%

Total return (3)	(4.47)%	(4.53)%	6.17%	6.10%

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

Note 9.Interim Financial Statements

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2017, the statements of operations and changes in partners’ capital (net assets) for the three and nine months ended September 30, 2017 and 2016 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of September 30, 2017, results of operations and changes in partner’s capital (net assets) for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 10.Subsequent Events

Subsequent to September 30, 2017, withdrawals totaled approximately $57,733.

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

At September 30, 2017 and December 31, 2016, the Partnership’s net assets were $4,724,583 and $5,690,287, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Revenues	2017	2016	2017	2016
Realized gains (losses) on futures contracts	$235,877	$(154,524)	$(158,525)	$237,186
Change in unrealized gains (losses) on open futures contracts	(51,663)	60,620	30,855	249,722
Interest income	10,503	3,281	26,072	7,032
Brokerage commissions	(4,808)	(4,431)	(14,678)	(16,331)
Total Net Revenues	189,909	(95,054)	(116,276)	477,609

Operating Expenses
Management fees	11,900	13,994	38,561	42,826
Administrative fees and other expenses	31,370	31,051	93,443	94,177
Total Operating Expenses	43,270	45,045	132,004	137,003

Net Income (Loss)	$146,639	$(140,099)	$(248,280)	$340,606

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

The Partnership posted a gain of 2.63% in July.  The performance for all the Index’s sectors were mixed.  The energy and metals sector posted gains of 2.49% and 0.49%, respectively while the agriculture sector posted a loss of -0.26%.  The best performing commodities in July were nickel, RBOB gasoline, gas oil, heating oil and sugar.  The highest grossing commodities were light crude, brent crude, RBOB gasoline, soybeans and copper.

The Partnership posted a loss of -0.63% in August.  The performance for all of the Index’s sectors was mixed.  The metals sector posted a gain of 1.45%, while the agricultural and energy sectors posted losses of -1.58%, and -0.22% respectively.  The best performing commodities in August were nickel, RBOB gasoline, aluminum, zinc and natural gas.  The highest grossing commodities were aluminum, RBOB gasoline, natural gas, copper and gold.

The Partnership posted a gain of 1.11% in September.  The performance for all of the Index’s sectors was mixed.  The energy sector posted a gain of 2.25%, while the agricultural and metals sectors posted losses of -0.06%, and -0.83% respectively.  The best performing commodities in September were gas oil, orange juice, brent crude, lumber and light crude.  The highest grossing commodities were light crude, brent crude, wheat, lead and live cattle.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present a Condensed Schedule of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at September 30, 2017 (unaudited) and December 31, 2016.

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

The following tables summarize the redemptions by investors during the three months ended September 30, 2017.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2017	(745.00)	$89.81
August 31, 2017	(1,188.00)	$89.24
September 30, 2017	(177.00)	$90.23

Series B

Month:	Units Redeemed:	NAV per Unit ($):
July 31, 2017	-	$87.16
August 31, 2017	-	$86.60
September 30, 2017	-	$87.56

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2017.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer