Form 10-K
period 2017-12-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2018-03-27
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2017

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

The Partnership subsequently filed an additional registration statement with the SEC to bring the total dollar amount of Series A units registered for sale to approximately $245,405,200, and a total of 677,673.54 of units have been sold to the public as of March 1, 2018.

Effective September 22, 2010, the Partnership filed an additional registration statement with the SEC to register $150,000,000 of Series B Units of limited partnership interest (the “Series B units”).  A total of $1,280,078 of Series B units has been sold to the public as of March 1, 2018.  Series A and Series B units are identical with respect to participation in the Partnership’s profits or losses. Series B units did not, however, participate in any Partnership recoveries arising out of the bankruptcy of Refco Inc. and its affiliates. Effective May 1, 2013, the Partnership ceased offering its units of limited partnership and subsequently deregistered the unsold balance of its registered units.

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

 (c) Narrative description of business

The Partnership invests and trades in a portfolio of commodity futures and forward contracts. The Partnership’s investment activities are designed to replicate the positions that comprise the Rogers International Commodity Index ® (the “Index”).  The Index consists of a compendium, sometimes known as a basket, of raw materials employed within the world economy and traded on established exchanges as futures and forward contracts. The Partnership invests and trades exclusively on the “long side” of the market. This means that the Partnership only buys positions in commodities and does not engage in any short-selling. The Partnership historically has closed out all positions by making an offsetting sale and has not taken delivery of the actual commodities, although it may take delivery in the future.  Funds for its business were obtained only by the sale of units of limited partnership interest and from the retention of any profits generated from the Partnership’s trading.  At December 31, 2017, the Partnership was not accepting contributions.

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

(b)   Holders.  There were approximately 301 Series A and 17 Series B Limited Partners at March 1, 2018.

(c)   Dividends.  The Fund has not paid any dividends.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.  There are no securities authorized for issuance under equity compensation plans.

(e)   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.  There have been no sales of unregistered securities of the Partnership during 2017.

(f)   Issuer Purchases of Equity Securities.  Unitholders may redeem their Series A and B units at the end of each calendar month at the then current month-end Net Asset Value per unit.  The redemption of units has no impact on the value of Series A and B units that remain outstanding, and Series A and B units are not reissued once redeemed.

The following table summarizes the redemptions by Series A and Series B Unitholders during the fourth calendar quarter of  2017:

Series A

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2017	(604.83)	91.97
November 30, 2017	(127.87)	92.53
December 31, 2017	(1,632.69)	95.38

Series B

		Redemption Date
Month	Units Redeemed:	NAV per Unit
October 31, 2017	23.62	89.24
November 30, 2017	-	89.77
December 31, 2017	-	92.53

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

CAPITAL RESOURCES

The Partnership has raised capital only through the sale of units of limited partnership interest.  At December 31, 2017,  the Partnership was not accepting contributions.   The Partnership does not intend to raise any capital through borrowing.  Due to the nature of the Partnership’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  During a single trading day, no trades may be executed at prices beyond the daily limit.  This may affect the Partnership’s ability to close existing positions and initiate new positions when the Partnership is rolling its positions forward from one futures contract delivery month to another or when adjusting the Partnership’s portfolio to reflect additions or withdrawals of capital.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  Trading in forward or other over the counter contracts introduces a possible further impact on liquidity.  Because such contracts are executed “off exchange” between private parties, the time required to offset or “unwind” these positions may be greater than that for regulated instruments.  Other than these limitations on liquidity, which are inherent in the Partnership’s trading operations; the Partnership’s assets are highly liquid and are expected to remain so.  During its operations through December 31, 2017, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

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

Selected Financial Data
For the years ended December 31, 2017 and 2016
	2017	2016
Revenue
Net realized and unrealized losses	$159,167	$695,654
Interest income	38,273	11,367
Expenses
Administrative expenses	109,081	125,164
Brokerage commissions	19,184	20,781
Management fees	50,442	56,829
Net Income	$18,733	$504,247
Net Assets	$4,766,308	$5,690,287

2017

During 2017, the Index and the Partnership experienced positive performance. The Index can be categorized into three sectors: agriculture, energy and metals. During 2017, the performance of the Index’s sectors was mixed.  Energy and metals led the sectors with an increases of 1.40% and 4.30%  while agriculture posted a decrease of -1.54%, respectively. The Index returned 4.88% while the Partnership returned 0.97%. Performance of the Partnership deviated from the Index due to the expenses charged at the Partnership level.

The Partnership had no capital contributions in 2017. The total capital withdrawals in 2017 were $942,712.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, forwards, and other over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s financial statements, included in Item 8 of this report, present audited Schedules of Investments setting forth unrealized gains and losses on the Partnership’s open futures contracts at December 31, 2017 and 2016.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Report of Independent Registered Public Accounting Firm

To the Partners of

Rogers International Raw Material Fund, LP

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Rogers International Raw Materials Fund, LP (the “Partnership”) as of December 31, 2017 and 2016, including the schedule of investments as of December 31, 2017 and 2016, and the related statements of operations, and changes in partners’ capital.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rogers International Raw Materials Fund, LP as of December 31, 2017 and 2016, and the results of its operations for the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ Spicer Jeffries LLP

We have served as the Partnership’s auditor since 2013.

Greenwood Village, Colorado

March 27, 2018

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
December 31, 2017 and 2016

	2017	2016
ASSETS

Equity in broker trading accounts:
Cash at brokers	$611,266	$787,766
Unrealized gain (loss) on open futures contracts, net	34,283	(26,551)
Total equity in brokers trading accounts	645,549	761,215

U.S. Government securities, at fair value	3,991,247	3,396,501
Cash and cash equivalents	426,255	1,823,389
Total assets	$5,063,051	$5,981,105

LIABILITIES

Brokerage commissions payable	$1,000	$1,455
Accrued management fees – General Partner	3,979	4,682
Administrative and other fees payable	86,590	115,990
Withdrawals payable	205,174	168,691
Total liabilities	296,743	290,818

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	4,766,308	5,690,287

Total liabilities and partners’ capital (net assets)	$5,063,051	$5,981,105

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2017

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $3,979,704)

U.S. Treasury Bills due 02/01/2018 at 1.06%, principal amount $1,700,000	$1,698,414	35.63%
U.S. Treasury Bills due 03/29/2018 at 1.12%, principal amount $1,300,000	1,296,529	27.20
U.S. Treasury Bills due 04/26/2018 at 1.17%, principal amount $1,700,000	996,304	20.90
	$3,991,247	83.73%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$(11,469)	(0.24)%
Metals	3,565	0.07
Energy	22,018	0.46
Total U.S. Futures Positions	14,114	0.29

Foreign Futures Positions
Agricultural	(3,505)	(0.07)
Metals	23,674	0.50
Total Foreign Futures Positions	20,169	0.43

Total Futures Contracts	$34,283	0.72%

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

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2017 and 2016

	2017	2016

Net trading gains (losses):
Realized gains on futures contracts	$98,333	$535,268
Change in unrealized gains on open futures contracts	60,834	160,386
Brokerage commissions	(19,184)	(20,781)
	139,983	674,873

Investment income:
Interest income	38,273	11,367
	38,273	11,367

Expenses:
Management fees – General Partner	50,442	56,829
Administrative and other fees	109,081	125,164
	159,523	181,993

Net investment loss	(121,250)	(170,626)

Net income	$18,733	$504,247

Net increase (decrease) in NAV per GP and LP unit for the period:

General Partner	$-	$(2.42)
Limited Partners-Series A	$0.92	$8.03
Limited Partners-Series B	$0.82	$7.72

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$-	$(3,183)
Limited Partners-Series A	18,402	487,051
Limited Partners-Series B	331	20,379
	$18,733	$504,247

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSETS)
For the years ended December 31, 2017 and 2016

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), January 1, 2016	1,314	$113,579	65,910	$5,696,835	3,045	$255,755	$5,952,590	$6,066,169

Net income (loss)	-	(3,183)	-	487,051	-	20,379	507,430	504,247

Withdrawals	(1,314)	(110,396)	(8,148)	(728,011)	(489)	(41,722)	(769,733)	(880,129)

Partners’ capital (net assets), December 31, 2016	-	$-	57,762	$5,455,875	2,556	$234,412	$5,690,287	$5,690,287

Net income	-	-	-	18,402	-	331	18,733	18,733

Withdrawals	-	-	(9,639)	(884,536)	(648)	(58,176)	(942,712)	(942,712)

Partners’ capital (net assets), December 31, 2017	-	$-	48,123	$4,589,741	1,908	$176,567	$4,766,308	$4,766,308

Per unit data		2017	2016

Net asset value Series A		$95.38	$94.46
Net asset value Series B		$92.53	$91.71
Net asset value General Partner		$-	$-

See accompanying notes to financial statements.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014.  The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through December 31, 2017.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 using the fair value hierarchy:

	2017	2016
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain (loss) on open futures contracts, net*	$34,283	$(26,551)
U.S. Government securities*	3,991,247	3,396,501
Cash and cash equivalents
Money market funds	415,425	1,785,735
Total assets at fair value	$4,440,955	$5,155,685

*See the condensed schedule of investments for further description.

During the years ended December 31, 2017 and 2016, there were no Level 2 or Level 3 assets or liabilities.

Note 2. Fair Value of Financial Instruments (continued):

The Partnership assesses the levels of assets and liabilities measured at fair value at each measurement date, and transfers between levels are recognized on the accrual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2, and 3 during the years ended December 31, 2017 and 2016.

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

As of and for the years ended December 31, 2017 and 2016, the Partnership’s derivative contracts had the following impact on the statements of financial condition and statements of operations:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2017	December 31, 2017	December 31, 2017
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$31,908	$(46,882)	$(14,974)
Metals	80,038	(52,799)	27,239
Energy	25,318	(3,300)	22,018
	$137,264	$(102,981)	$34,283

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2016	December 31, 2016	December 31, 2016
	Fair Value	Fair Value	Fair Value*

Futures positions:
Agricultural	$25,689	$(65,737)	$(40,048)
Metals	90,395	(110,507)	(20,112)
Energy	36,407	(2,798)	33,609
	$152,491	$(179,042)	$(26,551)

*The net fair value of all assets and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Trading Revenue** for the years ended December 31, 2017 and 2016:

Type of Instrument	12/31/2017	12/31/2016

Type of Contract
Agricultural	$(69,418)	$33,909
Metal	210,493	230,910
Energy	18,092	430,835
	$159,167	$695,654

Line Item in Statements of Operations
Realized gains on futures contracts	$98,333	$535,268
Change in unrealized gains on open futures contracts	60,834	160,386
	$159,167	$695,654

** Trading gains and losses is exclusive of brokerage commissions.

Note 3. Derivative Transactions (continued):

For the years ended December 31, 2017 and 2016, the monthly average number of contracts bought and sold was 184 and 239, respectively.

Year ended December 31, 2017
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Assets
US and foreign futures contracts	$137,264	$(102,981)	$34,283

Liabilities
US and foreign futures contracts	102,981	(102,981)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2017

	Net Amount of
	Unrealized Gain	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$34,283	$-	$-	$34,283
Total	$34,283	$-	$-	$34,283

Year ended December 31, 2016
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Loss Presented in the Statements of Financial Condition
Assets
US and foreign futures contracts	$152,491	$(152,491)	$-

Liabilities
US and foreign futures contracts	179,042	(152,491)	26,551

Derivatives Assets and Liabilities and Collateral Received by Counterparty
As of December 31, 2016

	Net Amount of
	Unrealized Gain (Loss)	Gross Amounts Not Offset in
	Presented in the Statements	the Statements of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$(26,551)	$-	$26,551	$-
Total	$(26,551)	$-	$26,551	$-

Note 3. Derivative Transactions (continued):

Notional Value for the years ended December 31, 2017 and 2016:

	December 31, 2017
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 4,882,447	127	$ -	-

	December 31, 2016
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 5,949,980	156	$ -	-

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

The Price Futures Group, Inc. (“PFG”), a related party to the General Partner prior to January 2018 through common management, acts as the introducing broker for the Partnership, whereby certain accounts of the Partnership are introduced to the Partnership’s clearing broker. PFG’s parent company holds an option on a non-voting minority interest in the General Partner’s parent company.  A portion of the brokerage fee paid by the Partnership for clearing transactions is paid to Price Futures, by the clearing broker.

A summary of fees charged by related parties to the Partnership is as follows:

	2017	2016

Management fees – General Partner	$50,442	$56,829
Trailing servicing fees – Uhlmann	35,237	40,283

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

Note 7.  Financial Highlights:

Financial highlights for limited partners for the years ended December 31, 2017 and 2016 are as follows:

Per Unit Performance
	Year ended		Year ended
	December 31, 2017		December 31, 2016
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$94.46	$91.71	$86.43	$83.99
Income from operations:
Net trading gains	3.13	3.04	10.70	10.39

Investment income	0.70	0.67	0.18	0.17
Expenses	(2.91)	(2.89)	(2.85)	(2.84)
Net investment loss	(2.21)	(2.22)	(2.67)	(2.67)

Net gain per unit	0.92	0.82	8.03	7.72
Net asset value per unit at the end of the period	$95.38	$92.53	$94.46	$91.71

	Year ended		Year ended
	December 31, 2017		December 31, 2016
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.41)%	(2.49)%	(3.01)%	(3.09)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.17%	3.24%	3.21%	3.29%

Total return (3)	0.98%	0.89%	9.28%	9.20%

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

Note 9.  Subsequent Events:

From January 1, 2018 to March 27,  2018 there were withdrawals from the Partnership totaling $80,845.

2.  Supplementary Data

Not required.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Control and Procedures

Under the supervision and with the participation of the Partnership’s general partner, Beeland Management, including the Chief Executive Officer and Chief Financial Officer, the Partnership has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017, the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The principal executive officer and principal financial officer of Beeland Management have evaluated the effectiveness of Beeland Management’s internal controls over financial reporting with respect to the Partnership and have concluded that Beeland Management’s internal controls over financial reporting are effective.

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

The managers of Beeland Management are as follows:

Marilyn S. Cleeff, 65, is the chief financial officer of Beeland Management Company, which she joined in December 2014.  Prior to joining Beeland, Ms. Cleeff devoted over 25 years as a senior executive and independent consultant to successful organizations providing client services to the financial industry.  Ms. Cleeff has a unique and diverse mix of accounting, audit, regulatory and operations experience that has enabled her to serve as a key resource in the development and control of financial reporting systems for broker-dealers, proprietary trading companies, fund advisors, and fund administrators.  Ms. Cleeff was North American Controller of MF Global, Inc. a broker dealer; Chief Financial Officer of Iowa Grain Company, a futures clearing firm; Director of Treasury for Mizuho Securities, Inc. in Chicago; and Managing Director of Spectrum Global Fund

Administration. Ms. Cleeff holds an M.B.A. from Northwestern University’s Kellogg School of Management and a BS in accounting from the University of Illinois.  Ms. Cleeff is a CPA and an NFA principal.  Ms. Cleeff is on the board of directors of Reading Power, Inc., a non-profit literacy tutoring program, and the Kellogg Executive Women’s Network.

John D. Reese, 63, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Reese is also founder and managing partner of Peak View Capital LLC, a private investment firm focused on acquisitions in the asset management industry, which he established in 2010.  From January 2008 to March 2010, Mr. Reese was executive managing director and senior vice-president of Wells Fargo Asset Management’s Evergreen Investments division, where he was principally responsible for its investment subsidiary business in North America, European Credit Management Ltd. (“ECM”), a London-based fixed income manager that was acquired by Wachovia Bank in 2007 and then by Wells Fargo in its acquisition of Wachovia Bank in 2008.  Prior to Wachovia Bank’s acquisition of ECM, Mr. Reese was president of ECM, Inc., the U.S.-based investment business of ECM, and partner and member of the board of directors of ECM’s parent firm from May 2002 to December 2007.  From October 1981 to December 2001, Mr. Reese was employed by Merrill Lynch in a variety of capacities, including most recently as managing director in the Global Debt Markets division in New York.  Mr. Reese earned a B.A. in Economics from Westminster College, with continuing study focusing on behavioral finance, portfolio management strategies, and global macro at Harvard’s Kennedy School, University of Chicago’s Booth GSB, Wharton, and MIT.  He holds FINRA Series 3, 5, 7, 8, 24, and 63 licenses.

David F. Schink, 48, is a manager of Beeland Management Company, which he joined in January 2012.  Mr. Schink has been listed as a principal and registered as an associated person of the general partner since September 2014.  Mr. Schink is also a managing partner of Peak View Capital LLC, which he joined in April 2011. From June 2004 to March 2011, Mr. Schink was chief operating officer and general counsel of Contego Capital Partners, LLC, a Chicago-based registered investment advisor specializing in hedge fund investing where he was involved in strategic and day-to-day business affairs and was responsible for legal and regulatory risk management.  From April 2000 to May 2004, Mr. Schink was an associate at Kirkland & Ellis, LLP, where he represented private equity funds, registered investment advisors and other investment vehicles in a variety of transactions, and from October 1998 to March 2000 he was an associate at Sidley & Austin, where he represented financial institutions in structuring and negotiating structured finance and secured lending transactions.  Mr. Schink holds a B.A. from Hamilton College and a J.D. from Boston University School of Law.

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

A summary of fees charged or received by related parties to the Partnership during 2017 is as follows:

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

             (1)Audit Fees. Spicer Jeffries LLP anticipates billing the Partnership for professional services rendered for the year ended December 31, 2017 and billed the Partnership for professional services rendered for the year ended December 31, 2016. Professional services relate to the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s regulatory quarterly filings and other services normally provided in connection with regulatory filings.

2017	$32,500
2016	$32,500

(2)Audit-Related Fees. None.

(3)Tax Fees. Spicer Jeffries LLP anticipates billing the Partnership for tax compliance services which relate to the preparation of U.S. and applicable state income tax returns for the year ended December 31, 2017 and billed the Partnership for professional services rendered for the year ended December 31, 2016.

2017	$4,500
2016	$4,500

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

(6)Not Applicable.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following documents filed as a part of the report:

(1) Financial Statements:

The following are included with the 2017 Report of Independent Registered Public Accounting Firm included under Item 8 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2018.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Title with
Signature	General Partner	Date
/s/David F. Schink	Manager	March 27, 2018
David F. Schink

/s/Marilyn S. Cleeff	Principal Financial and Accounting	March 27, 2018
Marilyn S. Cleeff	Officer

(Being the manager and the principal financial and accounting officer of Beeland Management, LLC.)