Form 10-Q
period 2018-03-31
ROGERS INTERNATIONAL RAW MATERIALS FUND LP
filed 2018-05-15
CIK 1118384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2018

or

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

9
Page(s)
Financial Statements

Statements of Financial Condition as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	3

Condensed Schedules of Investments as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	4-5

Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	6

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2018 and 2017 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8-15

Rogers International Raw Materials Fund, L.P.

Statements of Financial Condition as of March 31, 2018 (Unaudited)  and December 31, 2017 (Audited)

	March 31, 2018	December 31, 2017
ASSETS

Equity in broker trading accounts:
Cash at brokers	$524,821	$611,266
Unrealized gain on open futures contracts, net	13,993	34,283
Total equity in brokers trading accounts	538,814	645,549

U.S. Government securities, at fair value	2,789,673	3,991,247
Cash and cash equivalents	1,556,745	426,255
Total assets	$4,885,232	$5,063,051

LIABILITIES

Brokerage commissions payable	$1,000	$1,000
Accrued management fees – General Partner	3,938	3,979
Administrative and other fees payable	104,656	86,590
Withdrawals payable	62,823	205,174
Total liabilities	172,417	296,743

PARTNERS’ CAPITAL (NET ASSETS)

Partners’ capital (net assets)	4,712,815	4,766,308

Total liabilities and partners’ capital (net assets)	$4,885,232	$5,063,051

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of March 31, 2018  (Unaudited)

U.S. Government securities:	Fair Value	Percent of Partners' Capital (Net Assets)
(total cost - $2,780,369)

U.S. Treasury Bills due 4/26/2018 at 1.17%, principal amount $1,000,000	$999,171	21.20%
U.S. Treasury Bills due 08/02/2018 at 1.56%, principal amount $1,800,000	1,790,502	37.99
	$2,789,673	59.19%

	Unrealized Gain (Loss) on Open Long Contracts	Percent of Partners' Capital (Net Assets)
Futures contracts*:
U.S. Futures Positions
Agricultural	$879	0.02%
Metals	(7,375)	(0.16)
Energy	73,803	1.57
Total U.S. Futures Positions	67,307	1.43

Foreign Futures Positions
Agricultural	(1,657)	(0.03)
Metals	(51,657)	(1.10)
Total Foreign Futures Positions	(53,314)	(1.13)

Total Futures Contracts	$13,993	0.30%

*No individual futures contract position constitutes greater than 1 percent of Partners’ Capital (Net Assets).
Accordingly, the number of contracts and expiration dates are not presented.

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Condensed Schedule of Investments as of December 31, 2017 (Audited)

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

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017

Net trading gains (losses):
Realized gains (losses) on futures contracts	$96,194	$(89,442)
Change in unrealized losses on open futures contracts	(20,290)	(7,596)
Brokerage commissions	(4,856)	(4,955)
	71,048	(101,993)

Investment income:
Interest income	14,188	6,728
	14,188	6,728

Expenses:
Management fees – General Partner	11,986	14,026
Administrative and other fees	35,006	30,873
	46,992	44,899

Net investment loss	(32,804)	(38,171)

Net income (loss)	$38,244	$(140,164)

Net increase (decrease) in NAV per GP and LP unit:

General Partner	$-	$-
Limited Partners-Series A	$0.76	$(2.44)
Limited Partners-Series B	$0.73	$(2.38)

Net income (loss) per General and Limited Partners (based on weighted average number of units outstanding during the period):

General Partner	$-	$-
Limited Partners-Series A	36,876	(135,043)
Limited Partners-Series B	1,368	(5,121)
	$38,244	$(140,164)

See accompanying notes to financial statements.

Rogers International Raw Materials Fund, L.P.

Statements of Changes in Partners’ Capital (Net Assets) for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

	General Partner		Limited Partners
			Series A		Series B
	Number of Units	Dollars	Number of Units	Dollars	Number of Units	Dollars	Total	Total

Partners’ capital (net assets), December 31, 2016	-	$-	57,762	$5,455,875	2,556	$234,412	$5,690,287	$5,690,287

Net loss	-	-	-	(135,043)	-	(5,121)	(140,164)	(140,164)

Withdrawals	-	-	(2,865)	(269,311)	(334)	(30,806)	(300,117)	(300,117)

Partners’ capital (net assets), March 31, 2017	-	$-	54,897	$5,051,521	2,222	$198,485	$5,250,006	$5,250,006

Partners’ capital (net assets), December 31, 2017	-	$-	48,123	$4,589,741	1,908	$176,567	$4,766,308	$4,766,308

Net income	-	-	-	36,876	-	1,368	38,244	38,244

Withdrawals	-	-	(852)	(82,026)	(104)	(9,711)	(91,737)	(91,737)

Partners’ capital (net assets), March 31, 2018	-	$-	47,271	$4,544,591	1,804	$168,224	$4,712,815	$4,712,815

	March 31,	March 31,
Per unit data	2018	2017

Net asset value Series A	$ 96.14	$ 92.02
Net asset value Series B	$ 93.26	$ 89.33
Net asset value General Partner	$ -	$ -

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

The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2015. The Partnership has no material uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties through March 31, 2018.

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

The following table summarizes the Partnership’s assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 using the fair value hierarchy:

	March 31, 2018	December 31, 2017
Description	Level 1	Level 1
Equity in brokers trading account:
Unrealized gain on open futures contracts, net*	$13,993	$34,283
U.S. Government securities*	2,789,673	3,991,247
Cash and cash equivalents
Money market funds	1,529,217	415,425
Total assets at fair value	$4,332,883	$4,440,955

*See condensed schedules of investments for further description.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 2.  Fair Value Measurements (Continued)

At March 31, 2018 and December 31, 2017, there were no Level 2 or Level 3 assets or liabilities. The Partnership assesses the levels of the investments at each measurement day, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer. There were no transfers among Levels 1,  2 and 3 during the period ended March 31, 2018 and the year ended December 31, 2017.

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

At March 31, 2018 and December 31, 2017, the Partnership’s derivative contracts had the following impact on the statements of financial condition:

	Asset Derivatives	Liability Derivatives	Net Derivatives
	March 31, 2018	March 31, 2018	March 31, 2018
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$30,308	$(31,086)	$(778)
Metals	35,080	(94,112)	(59,032)
Energy	73,803	-	73,803
Totals	$139,191	$(125,198)	$13,993

*The net fair value of all asset and liability derivatives is included in equity in brokers trading accounts in the statements of financial condition.

	Asset Derivatives	Liability Derivatives	Net Derivatives
	December 31, 2017	December 31, 2017	December 31, 2017
	Fair Value	Fair Value	Fair Value*
Futures positions:
Agricultural	$31,908	$(46,882)	$(14,974)
Metals	80,038	(52,799)	27,239
Energy	25,318	(3,300)	22,018
Totals	$137,264	$(102,981)	$34,283

*The net fair value of all asset and liability derivatives is included in equity in broker trading accounts in the statements of financial condition.

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

For the three months ended March 31, 2018 and 2017, the Partnership’s derivative contracts had the following impact on the statements of operations:

	March 31, 2018	March 31, 2017

Type of Contract
Agricultural	$38,261	$(576)
Metal	(53,171)	124,879
Energy	90,814	(221,341)
	$75,904	$(97,038)

Line Item in Statements of Operations
Realized gains (losses) on futures contracts	$96,194	$(89,442)
Change in unrealized gains (losses) on open futures contracts	(20,290)	(7,596)
	$75,904	$(97,038)

Trading income is exclusive of brokerage commissions.

For the three months ended March 31, 2018 and 2017, the monthly average number of contracts bought and sold was 155 and 227 respectively.

As of March 31, 2018 and December 31, 2017, the gross and net information related to derivatives eligible for offset had the following impact on the statement of financial condition.

March 31, 2018
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Assets
US and foreign futures contracts	$139,191	$(125,198)	$13,993

Liabilities
US and foreign futures contracts	125,198	(125,198)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
March 31, 2018

	Net Amount of
	Unrealized Gain	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$13,993	$-	$-	$13,993
Total	$13,993	$-	$-	$13,993

Rogers International Raw Materials Fund, L.P.

Notes to the Financial Statements (Unaudited)

Note 3. Derivative Transactions (Continued)

December 31, 2017
	Gross Amount of Recognized Assets and Liabilities	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Unrealized Gain Presented in the Statements of Financial Condition
Assets
US and foreign futures contracts	$137,264	$(102,981)	$34,283

Liabilities
US and foreign futures contracts	102,981	(102,981)	-

Derivatives Assets and Liabilities and Collateral Received by Counterparty
December 31, 2017

	Net Amount of
	Unrealized Gain	Gross Amounts Not Offset in
	Presented in the Statement	the Statement of Financial Condition
Counterparty	of Financial Condition	Financial Instruments	Cash Collateral Deposited	Net Amount

ADM Investor Services, Inc.	$34,283	$-	$-	$34,283
Total	$34,283	$-	$-	$34,283

Notional Value as of March 31, 2018 and December 31, 2017

	March 31, 2018
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 4,684,279	122	$ -	-

	December 31, 2017
	Long exposure		Short exposure
Primary underlying risk	Notional amounts	Number of contracts	Notional amounts	Number of contracts
Equity price
Futures	$ 4,882,447	127	$ -	-

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

A summary of fees charged by related parties to the Partnership is as follows:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Management fees – General Partner	$11,986	$14,026
Trailing servicing fees – Uhlmann	8,341	9,862

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

Note 7.Financial Highlights

Financial highlights for limited partners for the three months ended March 31, 2018 and 2017 are as follows:

Per Unit Performance
	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Series A	Series B	Series A	Series B
Net asset value per unit at the beginning of the period	$95.38	$92.53	$94.46	$91.71
Income (loss) from operations:
Net trading gains (losses)	1.42	1.39	(1.79)	(1.73)

Investment income	0.29	0.28	0.11	0.11
Expenses	(0.95)	(0.94)	(0.76)	(0.76)
Net investment loss	(0.66)	(0.66)	(0.65)	(0.65)

Net gain (loss) per unit	0.76	0.73	(2.44)	(2.38)
Net asset value per unit at the end of the period	$96.14	$93.26	$92.02	$89.33

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
	Series A	Series B	Series A	Series B
Ratio of net investment loss to average partners’ capital (net assets)(1)	(2.74)%	(2.84)%	(2.76)%	(2.85)%

Ratio of expenses to average partners' capital (net assets) (1)(2)	3.93%	4.03%	3.25%	3.34%

Total return (3)	0.80%	0.78%	(2.58)%	(2.60)%

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

Note 9.Interim Financial Statements

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2018, the statements of operations and changes in partners’ capital (net assets) for the three months ended March 31, 2018 and 2017 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of the General Partner, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of the financial position as of March 31, 2018, results of operations and changes in partner’s capital (net assets) for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Partnership’s Form 10-K as filed with the SEC.

Note 10.Subsequent Events

Subsequent to March 31, 2018, withdrawals totaled approximately $16,530.

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

At March 31, 2018 and December 31, 2017, the Partnership’s net assets were $4,712,815 and $4,766,308, respectively.

	Three months ended	Three months ended
Net Revenues	March 31, 2018	March 31, 2017
Realized gains (losses) on futures contracts	$96,194	$(89,442)
Change in unrealized losses on open futures contracts	(20,290)	(7,596)
Interest income	14,188	6,728
Brokerage commissions	(4,856)	(4,955)
Total Net Revenues	85,236	(95,265)

Operating Expenses
Management fees	11,986	14,026
Administrative fees and other expenses	35,006	30,873
Total Operating Expenses	46,992	44,899

Net Income (Loss)	$38,244	$(140,164)

The Partnership pays various fees and expenses on a continuing basis which include management fees, servicing fees, and brokerage commission and transaction fees.

Results of Operations

2018

The Partnership posted a gain of 2.84% in January.  The performance for the Index’s sectors were all positive.  The agricultural, energy and metals sectors posted gains of  0.46%, 2.06% and 0.44%, respectively.  The best performing commodities last month were oats, nickel, platinum, lumber and light crude. The highest grossing commodities were light crude, brent crude, wheat, natural gas and corn.

The Partnership posted a loss of -2.10% in February.  The performance for all of the Index’s sectors was mixed.  The agricultural posted a gain of 1.19%, while the energy and metals sector posted losses of -2.23% and -0.75%, respectively.  The best performing commodities last month were soybean meal, wheat, lumber, cotton and soybeans. The highest grossing commodities were wheat, cotton, corn, soybeans and cocoa-NYSE.

The Partnership posted a gain of 0.12% in March.  The performance for all of the Index’s sectors was mixed.  The energy sector posted a gain of 2.15%, while the agricultural and metals sectors posted losses of -1.02%, and -0.79% respectively. The best performing commodities last month were gas oil, heating oil, RBOB gasoline, lumber and corn. The highest grossing commodities were brent crude, light crude, RBOB gasoline, cocoa-NYSE and heating oil.

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

CONTRACTUAL OBLIGATIONS

The Partnership does not enter into any contractual obligations or commercial commitments to make future payments of a type that would be typical for an operating company or that would affect its liquidity or capital resources.  The Partnership’s sole business is trading futures, exchange-traded commodity forward, and, possibly, commodity related over the counter contracts.  All such contracts are settled by offset, not delivery.  The Partnership’s Financial Statements, included in this report, present Condensed Schedules of Investments setting forth the unrealized gain and unrealized loss on the Partnership’s open futures contracts at March 31, 2018 (unaudited) and December 31, 2017.

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

The following tables summarize the redemptions by investors during the three months ended March 31, 2018.

Series A

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2018	104.00	$98.09
February 28, 2018	554.00	$96.03
March 31, 2018	194.00	$96.14

Series B

Month:	Units Redeemed:	NAV per Unit ($):
January 31, 2018	104.00	$95.16
February 28, 2018	-	$93.15
March 31, 2018	-	$93.26

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2018.

ROGERS INTERNATIONAL RAW MATERIALS FUND, L.P.
(Registrant)

By: Beeland Management Company, L.L.C.
General Partner

By: /s/David F. Schink
David F. Schink
Manager

By: /s/ Marilyn Cleeff
Marilyn Cleeff
Principal Financial and Accounting Officer